Form 10QSB
period 1995-09-30
JACQUES MILLER INCOME FUND II
filed 1995-11-03
CIK 774655

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period.........to.........

                         Commission file number 0-15758


                   JACQUES-MILLER INCOME FUND, L.P. II
       (Exact name of small business issuer as specified in its charter)


         Delaware                                        62-1244325
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

102 Woodmont Boulevard, Suite 420
   Nashville, Tennessee                                     37205
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (615) 648-3301

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .




                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                     JACQUES-MILLER INCOME FUND, L.P. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995
 Assets
    Cash:
       Unrestricted                                               $  621,037
       Restricted--tenant security deposits                           26,545
    Accounts receivable                                                8,131
    Escrow for taxes                                                  60,570
    Restricted escrows                                               104,172
    Notes receivable (net of allowance
       of $2,751,816)                                                      0
    Other assets                                                     132,798
    Investment properties:
       Land                                         $  141,367
       Buildings and related personal property       1,893,990
                                                     2,035,357

       Less accumulated depreciation                  (394,101)    1,641,256
                                                                  $2,594,509
 Liabilities and Partners' Capital (Deficit)

 Liabilities
    Accounts payable                                              $   18,340
    Tenant security deposits                                          26,036
    Accrued taxes                                                     46,467
    Other liabilities                                                 45,537
    Mortgage notes payable                                         1,903,357

 Partners' Capital (Deficit)
    General partners                                $ (107,978)
    Limited partners (12,400 units
       issued and outstanding)                         662,750       554,772
                                                                  $2,594,509

[FN]
                 See Accompanying Notes to Financial Statements

b)                    JACQUES-MILLER INCOME FUND, L.P. II

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                     Three Months Ended            Nine Months Ended
                                        September 30,                September 30,

                                      1995         1994           1995          1994
 Revenues:
    Rental income                  $177,135      $591,882      $602,194     $1,739,863
    Other income                     17,915        34,606        73,467         78,258

       Total revenues               195,050       626,488       675,661      1,818,121

 Expenses:
    Operating                        77,175       186,902       235,389        560,674
    General and administrative       29,519        12,672        90,274         60,235
    Property management fees          9,322        30,022        35,364         88,633
    Maintenance                      27,126        63,418        81,959        218,898
    Depreciation                     29,780       112,258        88,056        333,859
    Interest                         46,275       163,998       158,225        496,820
    Property taxes                   15,951        58,050        54,567        174,223
       Total expenses               235,148       627,320       743,834      1,933,342

 Casualty gain                           --       173,693            --        173,693
 Gain on sale of property                --            --       855,585             --

       Net income (loss)           $(40,098)     $172,861      $787,412     $   58,472

 Net income (loss) allocated
    to general partners (1%)       $   (401)     $  1,729      $  7,874     $      585
 Net income (loss) allocated
    to limited partners (99%)       (39,697)      171,132       779,538         57,887

                                   $(40,098)     $172,861      $787,412     $   58,472
 Net income (loss) per limited
    partnership unit               $  (3.20)     $  13.77      $  62.87     $     4.66

[FN]

                   See Accompanying Notes to Financial Statements

c)                       JACQUES-MILLER INCOME FUND, L.P. II

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)




                                    Limited
                                  Partnership    General       Limited
                                      Units      Partners      Partners         Total
 Partners' capital (deficit)
    at December 31, 1994            12,400      $ (95,281)   $ 1,734,454    $ 1,639,173

 Net income for the nine months
    ended September 30, 1995            --          7,874        779,538        787,412

 Distributions paid to
    partners                            --        (20,571)    (1,851,242)    (1,871,813)

 Partners' capital (deficit)
    at September 30, 1995           12,400      $(107,978)   $   662,750    $   554,772

[FN]

                   See Accompanying Notes to Financial Statements

d)                       JACQUES-MILLER INCOME FUND, L.P. II

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                           1995         1994
 Cash flows from operating activities:
    Net income                                        $   787,412    $  58,472
    Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
       Depreciation                                        88,056      333,859
       Amortization of discounts and loan costs            23,313       65,880
       Casualty gain                                           --     (173,693)
       Gain on sale of property                          (855,585)          --
       Change in accounts:
        Restricted cash                                    61,055       (7,237)
        Accounts receivable                                 1,886       (4,189)
        Escrows for taxes                                  95,615      (93,673)
        Other assets                                        1,115           --
        Accounts payable                                 (178,505)      (1,097)
        Tenant security deposit liabilities               (63,904)       8,037
        Accrued taxes                                    (129,515)      90,814
        Deferred revenue                                  200,137      194,840
        Other liabilities                                 (36,607)       4,624
          Net cash (used in) provided by
            operating activities                           (5,527)     476,637

 Cash flows from investing activities:
    Property improvements and replacements                (34,396)     (90,016)
    Deposits to restricted escrows                        (41,259)    (411,739)
    Receipts from restricted escrows                      462,765       14,577
    Increase in notes receivable-affiliates              (200,137)    (194,840)
    Proceeds from sale of Willow Oaks                   1,612,842           --
    Insurance proceeds from property damage                    --      273,852

          Net cash provided by (used in)
            investing activities                        1,799,815     (408,166)

 Cash flows from financing activities:
    Payments on mortgage notes payable                    (44,945)    (117,777)
    Distributions                                      (1,871,813)          --

          Net cash used in financing activities        (1,916,758)    (117,777)

 Net decrease in cash                                    (122,470)     (49,306)
 Cash at beginning of period                              743,507      686,331
 Cash at end of period                                $   621,037    $ 637,025

 Supplemental disclosure of cash
    flow information:
    Cash paid for interest                            $   152,555    $ 430,940

[FN]

                   See Accompanying Notes to Financial Statements

e)                       JACQUES-MILLER INCOME FUND, L.P. II

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note B - Notes Receivable

   The Partnership holds seven notes receivable at September 30, 1995, totaling $1,599,397 with $1,152,419 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is $779,337 of deferred interest revenue.


Note C - Sale of Willow Oaks

   On January 17, 1995, the Partnership sold Willow Oaks to an unaffiliated party. The buyer assumed the mortgages payable to Bank of America. The total outstanding balance on the mortgage notes payable, including interest, was $5,438,551. The Partnership received net proceeds of $1,612,842 after payment of closing costs. This disposition resulted in a gain of $855,585.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership consists of one investment property. The following table sets forth the average occupancy for this property for the nine months ended September 30, 1995 and 1994:

                                                      Average

                                                     Occupancy

 Property                                         1995         1994

 La Plaza Apartments
    Altamonte Springs, Florida                     93%          94%


   The Partnership's net income as shown in the financial statements for the nine months ended September 30, 1995, was $787,412 with the third quarter having a loss of $40,098. The Partnership reported net income of $58,472 and $172,861 for the corresponding periods in 1994. The increase in net income is primarily attributable to the gain on the sale of Willow Oaks Apartments in 1995. Because the apartment complex was sold on January 17, 1995, the statements of operations are not comparable. The 1995 statement of operations was affected by the gain on the sale and by the fact that Willow Oaks' operations were only included for seventeen days of 1995. Also contributing to this change was a decrease in maintenance expense at La Plaza Apartments due to a major landscaping project done in the first quarter of 1994. In addition, other income increased due to additional tenant charges at La Plaza, resulting from strict enforcement of the property's policies.

   As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

   At September 30, 1995, the Partnership reported unrestricted cash of $621,037 versus $637,025 at September 30, 1994. Net cash used in operating activities increased primarily due to a decrease in accounts payable at Willow Oaks as a result of the payment of roofing and water damage expenses accrued at year end. In addition, other liabilities including prepaid rent and accrued interest were paid due to the sale of Willow Oaks. Depreciation and amortization also decreased due to Willow Oaks being sold in January. Also contributing to the change was a decrease in accrued taxes due to the early payment of 1994 taxes in the first quarter of 1995 in connection with the sale of Willow Oaks. This decrease was partially offset by the change in escrows for taxes. Furthermore, the increase in net income is offset by the gain on the sale of Willow Oaks.
Net cash provided by investing activities increased due to proceeds from the sale of Willow Oaks of approximately $1,613,000. Also contributing to the change was an increase in receipts from restricted escrows to cover roof replacement costs. These escrows were established in the third quarter of 1994 with insurance proceeds from property damage and were held by the mortgage company. Net cash used in financing activities increased primarily due to the distribution of approximately $1,872,000 during the first quarter of 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $1,903,357, net of discount, is amortized over 257 months. In addition, the mortgage notes encumbering La Plaza Apartments require balloon payments on November 15, 2002, at which time the property will either be sold or refinanced. On January 17, 1995, Willow Oaks Apartments' mortgage was assumed by the purchaser. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of portions of the funds described in the preceding paragraph. No cash distributions were paid in 1994. During the nine months ended September 30, 1995, a distribution of $1,871,813 was declared and paid to the partners in connection with the sale of Willow Oaks Apartments.

   It is the Corporate General Partner's intent to sell La Plaza, which is held by a limited partnership of which the Partnership owns 99.9%, during 1995. The Corporate General Partner is currently negotiating a deal to sell the property to a potential purchaser. Currently, the potential purchaser, an unaffiliated third party, has not signed the sales contract due to an easement problem with a neighboring party. Therefore the Corporate General Partner cannot guarantee this sale will close.


                          PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibits: Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b)    Reports on Form 8-K:  None filed during the quarter ended September
         30, 1995.




                                     SIGNATURES



  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   JACQUES-MILLER INCOME FUND, L.P. II


                                   By: Jacques-Miller, Inc.
                                       Corporate General Partner



                                   By:/s/ C. David Griffin
                                      C. David Griffin
                                      President
                                      Chief Executive Officer


                                   Date:  November 3, 1995