Form 10KSB
period 1995-12-31
JACQUES MILLER INCOME FUND II
filed 1996-03-15
CIK 774655

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period.........to.........

                         Commission file number 0-15758


                   JACQUES-MILLER INCOME FUND, L.P. II
              (Name of small business issuer in its charter)

      Delaware                                            62-1244325
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)

102 Woodmont Boulevard, Suite 420
    Nashville, Tennessee                                    37205
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $873,130

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information is not available. Should a trading market develop for these interests, it is the corporate general partners's belief that such a trading would not exceed $25,000,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Prospectus of Registrant dated October 16, 1985 (included in Registration Statement, No.2-99745, of Registrant) are incorporated by reference into Parts I and III.



                                    PART I


Item 1.     Description of Business


      Jacques-Miller Income Fund L.P. II ("Registrant" or "Partnership") is a Delaware limited partnership formed in July 1985 for the purpose of making first mortgage loans, wrap-around mortgage loans and other loans secured directly or indirectly by interests in real property substantially all of which may be made to affiliated public and private real estate limited partnerships. The Registrant has made loans providing, generally, for repayment of principal between 8 and 15 years after funding.

      The  offering  of  the  Registrant's  limited  partnership interests  (the
"Interests")  terminated on  October 15,  1987.   The Registrant  received gross
proceeds from the offering of $12,390,016 and net proceeds of $11,199,960.

      See "Item 6. Management's Discussion and Analysis or Plan of Operation" for more information.

      Mansion Hill Apartments in Chattanooga, Tennessee and Kingswood North Apartments in Norcross, Georgia were acquired during 1990 through foreclosure proceedings. During 1991, these properties were sold. During 1991, the Registrant acquired La Plaza Apartments ("La Plaza") through similar foreclosure proceedings and during 1992, Willow Oaks Apartments ("Willow Oaks") and Brighton Way Apartments ("Brighton Way") were foreclosed upon by separate limited partnerships of which the Registrant is the sole limited partner. On February 1, 1993, Brighton Way was sold, and on January 17, 1995, Willow Oaks was sold.

      Both the income and expenses of operating the remaining property owned by the Registrant are subject to factors outside of the Registrant's control, such as oversupply of similar properties resulting from over building, increases in unemployment or population shifts, reduced availability of permanent mortgage funds, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside the control of the Registrant.

      Effective June 30, 1989, Jacques-Miller, Inc. sold the economic benefits and economic rights in Jacques-Miller sponsored limited partnerships, including the Registrant, to Balanced Holdings Partners, L.P., an affiliate. Effective December 31, 1991, an affiliate of Insignia Financial Group, Inc. ("Insignia") of Greenville, South Carolina acquired substantially all of the assets of Jacques-Miller, Inc.; however, such assets purchased do not include the General Partner Interest of the Registrant.

      The Registrant has no employees. Management and administrative services are performed by Insignia Management Group, L.P., an affiliate of Insignia, pursuant to management and administrative agreements.

      The real estate business is highly competitive. The Registrant's real property investment is subject to competition from similar types of properties in the vicinities in which it is located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in business which may be competitive with the Registrant.

Item 2.   Description of Properties

      The following table sets forth the Registrant's investment in property:

                           Date of
 Property                 Purchase    Type of Ownership             Use

 La Plaza Apartments      10/07/91    Fee ownership subject       Apartment
  Altamonte Springs, FL               to first and second         144 units
                                      mortgages


 Schedule of Properties:

                           Gross
                         Carrying     Accumulated                          Federal
  Property                 Value     Depreciation      Rate     Method    Tax Basis
  La Plaza Apartments   $2,043,374     $  424,285    5-25 yrs    S/L     $1,702,021


       See Note A of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.


Schedule of Mortgages:

                     Principal                                       Principal
                     Balance At    Stated                             Balance
                    December 31,  Interest    Period    Maturity      Due At
 Property              1995         Rate    Amortized     Date       Maturity

 La Plaza
  1st mortgage       $1,940,290     7.60%      (1)      11/15/02   $1,502,719
  2nd mortgage           64,166     7.60%      none     11/15/02       64,166
                     $2,004,456
 Less unamortized
  present value
  discounts            (109,823)

    Total            $1,894,633


(1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.


Schedule of Rental Rates and Occupancy:

                                       Average Annual         Average Annual
                                   Rental Rates Per Unit        Occupancy
        Property                    1995           1994        1995     1994

        La Plaza                   $5,456         $5,327        93%      93%

    As noted under "Item 1. Description of Business," the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes. The Corporate General Partner believes that the property is adequately insured. The multi-family residential tenants' lease terms are for one year or less. No individual residential tenant leases 10% or more of the available rental space.

     Real estate taxes and rates in 1995 for the property were:

                                      1995           1995
                                     Billing         Rate

        La Plaza                     $58,839         2.05%

Item 3.   Legal Proceedings

    The Partnership is not aware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such matters are adequately covered by insurance and will be resolved without a material effect upon the business, financial condition, statements of operations or liquidity of the Partnership.


Item 4.   Submission of Matters to a Vote of Security Holders

    The Registrant did not submit any matter to a vote of its security holders during the fiscal year covered by this report.



                                    PART II


Item 5.   Market for Partnership Equity and Related Partner Matters

    There is no established market for  the Units and it is not anticipated that
any will occur in the foreseeable future.   As of December 31, 1995, there  were
1,220 holders of record owning an aggregate of 12,400 Units.

    Pursuant to the  terms of the Partnership Agreement,  there are restrictions
on the ability  of the Limited Partners  to transfer their Unit.   In  all cases
the General Partner must consent to any transfer.

    The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships". Accordingly, the General Partner has established a policy of imposing limited restrictions on the transferability of the Units in secondary market transactions. Implementation of this policy should prevent a public trading market from developing and may impact the ability of an investor to liquidate his investment quickly. It is expected that such policy will remain in effect until such time, if ever, as further clarification of the Revenue Act of 1987 may permit the Registrant to lessen the scope of the restrictions.

    During 1995, the Partnership distributed $1,851,242 to the limited partners and $20,571 to the general partner due to the sale of Willow Oaks. There were no distributions made during 1994. There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Partnership Agreement.


Item 6.   Management's Discussion and Analysis or Plan of Operation

     This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

    The Partnership's net income as shown in the financial statements for the year ended December 31, 1995, was $737,849 versus net income of $1,273 for the year ended December 31, 1994. The increase in net income is primarily attributable to the gain on the sale of Willow Oaks Apartments in 1995. Because the apartment complex was sold on January 17, 1995, the statements of operations are not comparable. The 1995 statement of operations was affected by the gain on the sale of Willow Oaks and by the fact that Willow Oaks' operations were only included for seventeen days of 1995. Also contributing to this change was a decrease in maintenance expense at La Plaza Apartments due to a major landscaping project done in the first quarter of 1994. In addition, other income decreased for the Partnership due to the fact that there was only one property in the Partnership for the majority of 1995 versus two properties in 1994. However, other income increased for La Plaza due to additional tenant charges resulting from strict enforcement of the property's policies.

     As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rent, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

    At December 31, 1995, the Partnership reported unrestricted cash of $586,116 versus $743,507 at December 31, 1994. Net cash used in operating activities increased primarily due to a decrease in accounts payable at Willow Oaks as a result of the accrual of roofing and water damage expenses at December 31, 1994. In addition, tenant security deposits decreased due to the sale of Willow Oaks in January 1995. Depreciation and amortization also decreased due to Willow Oaks being sold in January 1995. Also contributing to the change was a decrease in accrued taxes due to the payment of 1994 taxes in the first quarter of 1995, which was partially offset by the change in tax escrows. Furthermore, the increase in net income is offset by the gain on the sale of Willow Oaks. Net cash provided by investing activities increased due to proceeds from the sale of Willow Oaks. Also contributing to the change was an increase in net receipts from restricted escrows to cover roof replacement costs. Net cash used in financing activities increased primarily due to the distribution made during 1995.

    The Partnership has no material capital projects scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or if received from the capital reserve account.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Near-term needs include all operating, maintenance and other expenses which are needed to operate the Partnership's investment property in the near future. The mortgage indebtedness of $1,894,633, net of discount, is amortized over 257 months. In addition, the mortgage notes encumbering La Plaza Apartments require balloon payments on November 15, 2002, at which time the property will either be sold or refinanced. On January 17, 1995, Willow Oaks Apartments' mortgage was assumed by the purchaser. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of portions of the funds described in the preceding paragraph. No cash distributions were paid in 1994. During the year ended December 31, 1995, a distribution of $1,871,813 was declared and paid to the partners in connection with the sale of Willow Oaks Apartments.

    It was the General Partner's intent to sell La Plaza, which is held by a limited partnership of which the Partnership owns 99.9%, during 1995, however, this transaction did not occur. The General Partner is currently negotiating a deal to sell the property to a potential purchaser. This transaction is now expected to take place in early 1996. Currently, the potential purchaser, an unaffiliated third party, has not agreed to purchase the property nor has the Partnership agreed to sell the property.




Item 7.  Financial Statements


JACQUES-MILLER INCOME FUND, L.P. II

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


     Report of Independent Auditors

     Consolidated Balance Sheet--December 31, 1995

     Consolidated Statements  of Operations--Years  ended December  31, 1995 and
       1994

     Consolidated Statements of Changes in Partners' Capital (Deficit)--Years ended December 31, 1995 and 1994

     Consolidated Statements  of Cash Flows--Years  ended December 31, 1995 and
       1994

     Notes to Consolidated Financial Statements



                Report of Ernst & Young LLP, Independent Auditors




The Partners
Jacques-Miller Income Fund, L.P. II


We have audited the accompanying consolidated balance sheet of Jacques-Miller Income Fund, L.P. II (A Limited Partnership) as of December 31, 1995, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacques-Miller Income Fund, L.P. II (A Limited Partnership) as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 1996



                       JACQUES-MILLER INCOME FUND, L.P. II

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1995




 Assets

   Cash:
     Unrestricted                                                  $   586,116
     Restricted--tenant security deposits                               26,202
   Accounts receivable                                                   5,329
   Escrows for taxes                                                    17,269
   Restricted escrows                                                  111,611
   Notes receivable (net of allowance of
     $2,819,297)                                                            --
   Other assets                                                        134,331
   Investment property:
     Land                                           $   141,367
     Buildings and related personal property          1,902,007
                                                      2,043,374
     Less accumulated depreciation                     (424,285)     1,619,089

                                                                   $ 2,499,947

 Liabilities and Partners' Capital (Deficit)

 Liabilities
   Accounts payable                                                $    37,894
   Tenant security deposits                                             26,202
   Other liabilities                                                    36,009
   Mortgage notes payable                                            1,894,633


 Partners' Capital (Deficit)
   General partner                                  $  (108,474)
   Limited partners (12,400
     units issued and outstanding)                      613,683        505,209


                                                                   $ 2,499,947


           See Accompanying Notes to Consolidated Financial Statements

                       JACQUES-MILLER INCOME FUND, L.P. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Years Ended December 31,
                                                      1995           1994

 Revenues:
    Rental income                                 $   776,160    $ 2,329,618
    Other income                                       96,970        108,098
     Total revenues                                   873,130      2,437,716

 Expenses:
    Operating                                         330,929        775,729
    General and administrative                        119,473         72,245
    Property management fees                           44,847        120,141
    Maintenance                                       105,472        271,800
    Depreciation                                      118,241        444,959
    Interest                                          204,312        661,191
    Property taxes                                     67,592        234,827
     Total expenses                                   990,866      2,580,892

 Casualty gain                                             --        144,449
 Gain on sale of property                             855,585             --

         Net income                               $   737,849    $     1,273

 Net income allocated to
    general partner (1%)                          $     7,378    $        13
 Net income allocated to
    limited partners (99%)                            730,471          1,260
                                                  $   737,849    $     1,273

 Net income per limited partnership unit          $     58.91    $       .10

           See Accompanying Notes to Consolidated Financial Statements

                       JACQUES-MILLER INCOME FUND, L.P. II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                   Limited
                                Partnership     General       Limited
                                   Units        Partner      Partners        Total

 Partners' capital (deficit) at
    December 31, 1993              12,427      $ (95,294)   $1,733,194     $1,637,900

 Abandoned units for the year
    ended December 31, 1994           (27)            --            --             --

 Net income for the year
    ended December 31, 1994            --             13         1,260          1,273

 Partners' capital (deficit) at
    December 31, 1994              12,400        (95,281)    1,734,454      1,639,173

 Net income for the year
    ended December 31, 1995            --          7,378       730,471        737,849

 Distributions                         --        (20,571)   (1,851,242)    (1,871,813)

 Partners' capital (deficit)
    at December 31, 1995           12,400     $ (108,474)  $   613,683    $   505,209

           See Accompanying Notes to Consolidated Financial Statements

                       JACQUES-MILLER INCOME FUND, L.P. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Years Ended December 31,
                                                        1995            1994
Cash flows from operating activities:
  Net income                                         $  737,849     $     1,273
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
     Depreciation                                       118,241         444,959
     Amortization of discounts and loan costs            31,161          88,115
     Gain on sale of property                          (855,585)             --
     Casualty gain                                           --        (144,449)
     Change in accounts:
      Restricted cash                                    61,398          (8,713)
      Accounts receivable                                 4,688          (2,552)
      Escrows for taxes                                 138,916         (95,264)
      Other assets                                       (4,884)             --
      Accounts payable                                 (158,951)         33,019
      Tenant security deposit liabilities               (63,738)         11,053
      Accrued taxes                                    (175,982)         92,646
      Other liabilities                                 (46,136)        (12,472)

        Net cash (used in) provided by
               operating activities                    (213,023)        407,615

Cash flows from investing activities:
  Property improvements and replacements                (42,413)       (188,629)
  Deposits to restricted escrows                        (48,698)       (446,547)
  Receipts from restricted escrows                      462,765         198,676
  Proceeds from sale of Willow Oaks                   1,612,842              --
  Insurance proceeds                                         --         244,607

        Net cash provided by (used in)
               investing activities                   1,984,496        (191,893)

Cash flows from financing activities:
  Payments on mortgage notes payable                    (57,051)       (158,546)
  Distributions                                      (1,871,813)             --

        Net cash used in financing activities        (1,928,864)       (158,546)

Net (decrease) increase in cash                        (157,391)         57,176

Cash at beginning of year                               743,507         686,331
Cash at end of year                                 $   586,116     $   743,507

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for interest          $   190,793     $   573,075

           See Accompanying Notes to Consolidated Financial Statements

                       JACQUES-MILLER INCOME FUND, L.P. II

                CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)



Supplemental Disclosure of Non-Cash Activity

Property Improvements and Replacements


Accounts payable was adjusted $126,597 at December 31, 1994, for non-cash amounts in connection with property improvements and replacements. Notes receivable was adjusted $267,618 and $262,093 at December 31, 1995 and 1994, respectively, for non-cash amounts in connection with accrued interest on the notes receivable. These amounts were fully reserved.



                       JACQUES-MILLER INCOME FUND, L.P. II

                   Notes to Consolidated Financial Statements



Note A - Organization and Significant Accounting Policies

Organization: Jacques-Miller Income Fund, L.P. II (the "Partnership ) is a Delaware limited partnership organized in December 1985 to make long-term junior mortgage loans, including wraparound mortgage loans and, to a lesser extent, other mortgage loans including first mortgage loans primarily to affiliated public and private real estate limited partnerships. The Partnership currently holds seven notes receivable and operates one apartment property located in Florida.

Principles of Consolidation:  The financial statements include  all the accounts
of  the  Partnership  and its  one  99.9%  owned partnership.    All significant
interpartnership balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocations to Partners: Net income (loss) of the Partnership and taxable income (loss) are allocated 99% to the limited partners and 1% to the general partner. Distributions of available cash, as defined by the partnership agreement, are allocated among the limited partners and the general partner in accordance with the agreement of limited partnership.

Deferred Revenue: Deferred revenue results from accrued but unpaid interest receivable, realization of which is dependent upon appreciation of the property which collateralizes the receivable. The net interest revenue is recognized when collectibility is assured.

Restricted Escrows:

         Reserve Account - These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from La Plaza to the reserve account until it equals $1,000 per apartment unit or $144,000 in total. The current balance is $111,611, which includes interest earned on these funds.

Escrows for Taxes: These funds are held by the Partnership and are designated for the payment of real estate taxes.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, as a result of the Tax Reform Act of 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.


Note A - Organization and Significant Accounting Policies (Continued)

Present Value Discounts: Periodically, the Partnership incurs debt at below market rates for similar debt. Present value discounts are recorded on the basis of prevailing market rates and are amortized on an interest method over the life of the related debt.

Loan  Costs:   Loan  costs of  $177,295  are included  in other  assets  and are
amortized  on  a straight-line  basis  over  the life  of  the  loans.   Current
accumulated amortization is $53,719.

Cash and Cash Equivalents: It is the Partnership's policy to classify all highly liquid investments with an original maturity of three months or less as cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from all lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage.

Investment Properties: In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership will adopt Statement 121 in 1996; however, based on current circumstances, the Partnership does not anticipate that Statement 121 will have any significant impact on the Partnership's financial statements.

Advertising:   The Partnership  expenses the costs of  advertising as  incurred.
Advertising expense, included in operating expenses, was $29,401 and $19,561 for the years ended December 31, 1995 and 1994, respectively.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership's notes receivable have a carrying amount of zero at December 31, 1995, which management of the
Partnership believes also approximates the notes receivable fair value. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing.

Reclassifications:    Certain  reclassifications  have  been  made  to the  1994 information to conform to the 1995 presentation.


Note B - Abandoned Units

During the year ended December 31, 1994, the number of Partnership units decreased by 27 units due to limited partners abandoning their units. There was no change in the number of partnership units during 1995. In abandoning his or her partnership units a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.


Note C - Notes Receivable

Notes receivable consist of:

                                                         December 31,
                                                             1995

          Notes receivable                               $ 1,599,397
          Accrued interest receivable on
           notes receivable                                1,219,900
                                                           2,819,297
          Provision for uncollectibles
           (including $846,818 of deferred
            interest revenue)                             (2,819,297)

                                                         $        --



The Partnership holds seven notes receivable at December 31, 1995, totaling $1,599,397 with $1,219,900 of related accrued interest, all of which is fully reserved. Six of the seven notes in the principal amount of $1,200,612 are due from related partnerships. These six promissory notes bear interest at rates ranging from 10.5% to 13.8%, and are secured by the related partnership's land and buildings subordinated to the underlying mortgage of the respective partnership.


Note C - Notes Receivable (Continued)

Notes receivable are scheduled to mature as follows:

        Years Ending December 31,
                 1996                         $  271,150*
                 1997                          1,265,913
                 1998                                 --
                 1999                                 --
                 2000                                 --
           Thereafter                             62,334
                                              $1,599,397

*During 1994, two of the seven notes became due and as of December 31, 1994, were in default. The total principal amount of these two notes is $201,150. At December 31, 1995, these payments had not been received. During 1995, one of the notes in the amount of $86,150 was extended until January 1, 1996; however, the note was not repaid and has gone into default subsequent to December 31, 1995. No extension has been made on the other note. The General Partner is currently negotiating to extend the maturity of both of these notes to January 1997.


Note D - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                          Principal     Monthly                         Principal
                         Balance At     Payment    Stated                Balance
                        December 31,   Including  Interest   Maturity     Due At
 Property                   1995       Interest     Rate       Date      Maturity
 La Plaza
   1st mortgage          $1,940,290     $16,375     7.60%    11/15/02   $1,502,719
   2nd mortgage              64,166         406     7.60%    11/15/02       64,166

                          2,004,456
 Less unamortized
   present value
   discounts               (109,823)

   Totals                $1,894,633


The estimated fair values of the Partnership's aggregate debt is $2,004,456. The value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.


Note D - Mortgage Notes Payable (Continued)

The Partnership exercised interest rate buy-down options for La Plaza's mortgage notes payable reducing the stated rate from 8.76% to 7.6%. The fee for the interest rate reduction amounted to $148,870 and is being amortized as a loan discount on the interest method over the life of the loans. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

The mortgage notes payable are non-recourse and are secured by pledge of the apartment property and by pledge of revenues from the apartment property. The notes require prepayment penalties if repaid prior to maturity and prohibit resale of the property subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable, subsequent to December 31, 1995, are as follows:


               1996                            $   50,783
               1997                                54,780
               1998                                59,090
               1999                                63,741
               2000                                68,758
         Thereafter                             1,707,304
                                               $2,004,456

Note E - Sale of Willow Oaks

On January 17, 1995, the Partnership sold Willow Oaks to an unaffiliated party. The buyer assumed the mortgages, payable to Bank of America. The total outstanding balance on the mortgage notes payable, including interest was $5,438,551. The Partnership received net proceeds of $1,612,842 after payment of closing costs. This disposition resulted in a gain of $855,585.

Revenues and expenses from Willow Oaks were $89,960 and $80,055, respectively, in 1995 and $1,686,728 and $1,714,758, respectively, in 1994.


Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.



Note F - Income Taxes (Continued)

The following is a reconciliation of reported net income and Federal taxable income (loss):


                                            1995             1994

 Net income as reported                   $737,849        $   1,273
 Add (deduct):
    Depreciation differences                16,935           44,631
    Deferred revenue differences           (14,396)          (4,283)
    Gain on disposal of property            68,293         (144,449)
    Other                                   13,777          (16,898)

 Federal taxable income (loss)            $822,458        $(119,726)

 Federal taxable income (loss)
    per limited partnership unit          $  65.66        $   (9.56)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


    Net assets as reported                                  $  505,209
    Land and buildings                                         100,000
    Accumulated depreciation                                   (17,067)
    Allowance for doubtful accounts                          1,972,480
    Other                                                       18,587
    Net assets - Federal tax basis                          $2,579,209


Note G - Transactions with Affiliated Parties

The Partnership has outstanding notes receivable with affiliated partnerships. No income was recorded for the years ended December 31, 1995 or 1994, as no payments were made to the Partnership. (See Note C for further information concerning the note receivables.)

Note H - Investment Properties and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership

                                                         Buildings        Cost
                                                        and Related    Capitalized
                                                         Personal     Subsequent to
 Description               Encumbrances      Land        Property      Acquisition
 La Plaza                   $2,004,456     $149,607      $1,773,363      $ 120,404
  Altamonte Springs, FL


                                Gross Amount At Which Carried
                                      At December 31, 1995

                                           Buildings
                                          And Related
                                            Personal                  Accumulated     Date of      Date    Depreciable
    Description                 Land        Property        Total     Depreciation Construction  Acquired   Life-Years
    La Plaza                   $141,367     $1,902,007    $2,043,374     $424,285       1974     10/07/91      5-25
     Altamonte Springs, FL

Reconciliation of  Investment Properties and Accumulated Depreciation:"

                                             Years Ended December 31,
                                                1995            1994
 Real Estate
 Balance at beginning of year               $ 8,512,995     $ 8,317,163
     Property improvements                       42,413         315,226
     Sale of apartment property              (6,512,034)             --
     Disposals of property                           --        (119,394)
 Balance at End of Year                     $ 2,043,374     $ 8,512,995

 Accumulated Depreciation
 Balance at beginning of year               $ 1,201,094     $   775,371
     Additions charged to expense               118,241         444,959
     Sale of apartment property                (895,050)             --
     Disposals of property                           --         (19,236)

 Balance at End of year                     $   424,285     $ 1,201,094

Note H - Investment Properties and Accumulated Depreciation (Continued)

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 were $2,143,374 and $8,487,782, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 were $441,353 and $1,178,175, respectively.

Note I - Casualty Gain

During the year ended December 31, 1994, Willow Oaks suffered roof damage due to a storm which was covered by insurance. As a result, the Partnership recorded a casualty gain of $144,449.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.


                                    PART III


Item 9.   Directors and Executive Officers of the Partnership

  The General Partner of the Registrant is:

      Jacques-Miller, Inc., a Tennessee Corporation

  Jacques-Miller, Inc., the Managing General Partner, was formed under the laws of the State of Tennessee in 1972.

 The principal executive officer and director of the Managing General Partner is:

       Name                      Age                  Position

 C. David Griffin                49          President, Chief  Operating Officer
                                             and Director


Biographies

   C. David Griffin. Mr. Griffin became President and Chief Operating Officer of Jacques-Miller, Inc. in August 1987. He is an officer and director of Jacques-Miller Property Management, Inc. and several other wholly owned subsidiaries of Jacques-Miller, Inc., all of which render ancillary services to the partnerships sponsored by the General Partner. From 1972 to 1981, Mr. Griffin, a CPA, was a partner of Blankenship, Summar & Associates, an accounting firm.

Balanced Holding Partners, L.P.  Transaction

   In December of 1989, Balanced Holdings Partners, L.P., a Delaware limited partnership ("BHP"), purchased from Jacques-Miller, Inc. and certain of its subsidiaries ("Jacques-Miller") certain real estate assets, which included, among other things, the general partner's economic benefits and economic rights in Jacques-Miller sponsored limited partnerships, including the Registrant.

   Jacques-Miller remained as the general partner, but was indemnified by BHP to the full extent of BHP's assets up to a maximum aggregate amount of $2,000,000 of which approximately all has been utilized.

   As the general partner, Jacques-Miller itself remains liable for the recourse obligations of the Registrant to the extent that the Registrant's cash flow and assets become insufficient to meet Registrant's obligations, and could be required to make payments on behalf of the Registrant in such events.

   As the general partner, Jacques-Miller receives a residual interest in the proceeds of the disposition of Registrant's assets, typically computed as a percentage of net proceeds from the sale or refinancing of partnership assets and subordinated to the recovery by the limited partners of their investments plus a specified cumulative annual return. Jacques-Miller effectively sold all of its residual interest to BHP in connection with this transaction.

Insignia Transaction

   On December 31, 1991, an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired substantially all of the assets of Jacques-Miller, Inc. (the General partner Interest of the Registrant) including Jacques-Miller's property management organization. However, the General Partner Interest of Registrant was not acquired during this transaction. As a result of a separate Advisory Agreement between the Registrant and IFGP Corporation (an affiliate of Insignia) Insignia and its affiliates succeeded to those asset management and property management duties previously performed by Jacques-Miller.


Item 10.   Executive Compensation

   The Registrant was not required to and did not pay remuneration to officers and/or directors of the Managing General Partner during 1995 or 1994. See "Item
12. Certain Relationships and Related Transactions" below and Note G of the Notes to the Financial Statements for a discussion of compensation and reimbursements paid to the General Partner and certain affiliates.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

       No person or group is known by the Registrant to own beneficially more than 5% of the outstanding Interests of Registrant, as of December 31, 1995.

       No officer or director of the General Partner of the Registrant owns, nor do the officers or directors as a group own, any of the Registrant's Interests as of December 31, 1995. No officer or director of the General Partner possesses a right to acquire beneficial ownership of Interests of the Registrant.


Item 12.    Certain Relationships and Related Transactions

       None.


Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a) Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       (b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1995:

           None.


                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       JACQUES-MILLER INCOME FUND, L.P. II

                                       By:  Jacques-Miller, Inc.
                                            Corporate General Partner



                                       BY:  /s/C. David Griffin
                                            C. David Griffin
                                            President and Chief Operating
                                            Officer

                                       Date: March 15, 1996



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/C. David Griffin     President and Chief Operating        March 15, 1996
C. David Griffin        Officer (Principal Executive
                        Officer)



                                  EXHIBIT INDEX

Exhibit


3 Partnership Agreement is incorporated by reference to Exhibit A of the Prospectus contained in the Registrant's Registration Statement (2-99745) as filed with the Commission pursuant to Rule 424(b) under the Act.

4       Form of Certificate representing interests in the Registrant.   [Exhibit
        4 to Registration Statement on Form S-11 dated October 16, 1985, Registration Number 2-99745 is incorporated herein by reference.]

10A Promissory Note dated July 20, 1990 in the amount of $476,000.00 payable to the Registrant executed by Balanced Holding Partners, L.P. [Filed as
        Exhibit 10A to Form 10K for the year ended December 30, 1990, and incorporated herein by reference.]

10B Settlement Agreement dated July 25, 1991 between Jacques-Miller Income Fund L.P. II and Balanced Holdings Partners, L.P., Jacques-Miller, Inc., and Jacques-Miller Mortgage, Inc. of Tennessee. [Filed as Exhibit 10B to Form 10K for the year ended December 31, 1991, and incorporated herein by reference.]

10C Advisory Agreement, dated December 30, 1991, between Jacques-Miller Income Fund L.P. II and Insignia GP Corporation. [Filed as Exhibit 10C to Form 10K for the year ended December 31, 1991, and incorporated herein by reference.]

10D       Contracts related to refinancing of debt:

          (a) First Mortgage and Security Agreement dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (La Plaza), L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing La Plaza Apartments. *

          (b) First Deed of Trust and Security Agreement dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks), L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Willow Oaks Apartments. *

          (c) Second Mortgage and Security Agreement dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (La Plaza), L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing La Plaza Apartments.

          (d) Second Deed of Trust and Security Agreement dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks), L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Willow Oaks Apartments. *

          (e) First Assignment of Leases and Rents dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (La Plaza), L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing La Plaza Apartments. *

          (f) First Assignment of Leases and Rents dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks), L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Willow Oaks Apartments. *

          (g) Second Assignment of Leases and Rents dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (La Plaza), L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing La Plaza Apartments. *

          (h) Second Assignment of Leases and Rents dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks), L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Willow Oaks Apartments. *

          (i) First Mortgage Note dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (La Plaza), L.P. and First Commonwealth Realty Credit Corporation, relating to La Plaza Apartments. *

          (j) First Deed of Trust Note dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks), L.P. and First Commonwealth Realty Credit Corporation, relating to Willow Oaks Apartments. *

          (k) Second Mortgage Note dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (La Plaza), L.P. and First Commonwealth Realty Credit Corporation, relating to La Plaza Apartments. *

          (l) Second Deed of Trust Note dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks), L.P. and First Commonwealth Realty Credit Corporation, relating to Willow Oaks Apartments. *

              * Filed as  Exhibits 10D  (a) through (l),  respectively, to  Form
              10KSB for the year ended December 31, 1992 and incorporated herein by reference.

21        Subsidiaries of the Registrant

27        Financial Data Schedule

99A Agreement of Limited Partnership for Jacques-Miller Income Fund II Special Asset Partnership (La Plaza), L.P. between Jacques-Miller, Inc. and Jacques-Miller Income Fund II, L.P. entered into August 21, 1991. [Filed as Exhibit 28A to Form 10KSB for the year ended December 31, 1992, and incorporated herein by reference.]

99B Agreement of Limited Partnership for Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks), L.P. between Jacques-Miller, Inc. and Jacques-Miller Income Fund II, L.P. entered into December 16, 1991. [Filed as Exhibit 28B to Form 10KSB for the year ended December 31, 1992, and incorporated herein by reference.]

99C Agreement of Limited Partnership for Jacques-Miller Income Fund II Special Asset Partnership (Brighton Way), L.P. between Jacques-Miller, Inc. and Jacques-Miller Income Fund II, L.P. entered into December 16, 1991. [Filed as Exhibit 28C to Form 10KSB for the year ended December 31, 1992, and incorporated herein by reference.]