Form 10QSB
period 1996-03-31
JACQUES MILLER INCOME FUND II
filed 1996-05-09
CIK 774655

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


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

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




                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                     JACQUES-MILLER INCOME FUND, L.P. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                                  $   542
       Restricted--tenant security deposits                               27
    Accounts receivable                                                    7
    Escrow for taxes                                                      33
    Restricted escrows                                                   125
    Notes receivable (net of allowance
       of $2,887)                                                         --
    Other assets                                                         130
    Investment properties:
       Land                                            $   141
       Buildings and related personal property           1,909
                                                         2,050

       Less accumulated depreciation                      (424)        1,626
                                                                     $ 2,490
 Liabilities and Partners' Capital (Deficit)

 Liabilities
    Accounts payable                                                 $    19
    Tenant security deposits                                              27
    Accrued taxes                                                         15
    Other liabilities                                                     31
    Mortgage notes payable                                             1,886

 Partners' Capital (Deficit)
    General partner                                    $  (108)
    Limited partners (12,400 units
       issued and outstanding)                             620           512
                                                                     $ 2,490

           See Accompanying Notes to Consolidated Financial Statements

b)                    JACQUES-MILLER INCOME FUND, L.P. II

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                Three Months Ended
                                                                     March 31,
                                                                1996           1995
 Revenues:
    Rental income                                               $ 182        $   242
    Other income                                                   24             45
      Total revenues                                              206            287

 Expenses:
    Operating                                                      80            110
    General and administrative                                     14             29
    Maintenance                                                    44             31
    Depreciation                                                   --             29
    Interest                                                       46             66
    Property taxes                                                 15             24
      Total expenses                                              199            289

 Gain on sale of property                                          --            856

    Net income                                                  $   7        $   854

 Net income allocated to general partner (1%)                   $  --        $     8
 Net income allocated to limited partners (99%)                     7            846
                                                                $   7        $   854

 Net income per partnership unit                                $ .56        $ 68.21

           See Accompanying Notes to Consolidated Financial Statements


c)                     JACQUES-MILLER INCOME FUND, L.P. II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General       Limited
                                     Units       Partner       Partners         Total
 Partners' capital (deficit)
    at December 31, 1995            12,400       $ (108)         $ 613          $ 505

 Net income for the three
    months ended March 31, 1996                      --              7              7

 Partners' capital (deficit)
    at March 31, 1996               12,400       $ (108)         $ 620          $ 512

           See Accompanying Notes to Consolidated Financial Statements



d)                     JACQUES-MILLER INCOME FUND, L.P. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                            Three Months Ended
                                                                March 31,
                                                            1996         1995
Cash flows from operating activities:
  Net income                                                $    7     $    854
  Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation                                               --           29
     Amortization of discounts and loan costs                    8            8
     Gain on sale of property                                   --         (856)
     Change in accounts:
       Restricted cash                                          --           64
       Accounts receivable                                      (2)           5
       Escrow for taxes                                        (15)         127
       Accounts payable                                        (19)        (189)
       Tenant security deposit liabilities                      --          (66)
       Accrued taxes                                            15         (160)
       Other liabilities                                        (5)         (56)
           Net cash used in operating activities               (11)        (240)

Cash flows from investing activities:
  Property improvements and replacements                        (7)         (14)
  Deposits to restricted escrows                               (14)          (9)
  Receipts from restricted escrows                              --          463
  Proceeds from sale of Willow Oaks                             --        1,613
           Net cash (used in) provided by
               investing activities                            (21)       2,053

Cash flows from financing activities:
  Payments on mortgage notes payable                           (12)         (21)
  Distributions                                                 --       (1,872)
           Net cash used in financing activities               (12)      (1,893)

Net decrease in cash and cash equivalents                      (44)         (80)

Cash and cash equivalents at beginning of period               586          744
Cash and cash equivalents at end of period                  $  542     $    664

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   38     $     75

           See Accompanying Notes to Consolidated Financial Statements

e)                     JACQUES-MILLER INCOME FUND, L.P. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

  The accompanying unaudited consolidated financial statements of Jacques-Miller Income Fund, L.P. II ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Accounting Change - Investments

  In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement 121 in the first quarter of 1996. The effect of the adoption was not material.

  Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions With Affiliated Parties

  The Partnership has outstanding notes receivable with affiliated partnerships. No income was recorded for the years ended December 31, 1995 and 1994, as no payments were made to the Partnership. (See "Note D" for further information concerning the notes receivable).

Note C - Assets To Be Disposed Of

  The remaining investment property has been classified as an "asset to be disposed of" under SFAS 121 due to the intent of the Partnership Agreement not to hold investment properties and the General Partner's intent to sell the property. The General Partner has determined that it is in the best interests of the Partnership to sell La Plaza, which is held by a limited partnership of which the Partnership owns 99.9%. The General Partner is currently negotiating a deal to sell the property to an unaffiliated third party. The General Partner believes that the sale will occur during 1996. The General Partner believes that the fair value of the property, less the estimated costs to sell the property, exceeds the carrying value of the property. Accordingly, no provision has been recorded to write-down the asset.

Note D - Notes Receivable

  The Partnership holds seven notes receivable at March 31, 1996, totaling approximately $1,599,000 with approximately $1,288,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $915,000 of deferred interest revenue.

Note E - Sale of Willow Oaks

  On January 17, 1995, the Partnership sold Willow Oaks to an unaffiliated party. The buyer assumed the mortgages, payable to Bank of America. The total outstanding balance on the mortgage notes payable, including interest, was approximately $5,439,000. The Partnership received net proceeds of approximately $1,613,000 after payment of closing costs. This disposition resulted in a gain of approximately $856,000.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership consists of one investment property. The following table sets forth the average occupancy for this property for the three months ended March 31, 1996 and 1995:

                                                      Average
                                                     Occupancy

 Property                                         1996         1995

 La Plaza Apartments
    Altamonte Springs, Florida                     93%          92%

Results of Operations

   The Partnership's net income as shown in the financial statements for the three months ended March 31, 1996 and 1995 was $7,000 and $854,000, respectively. The decrease in net income is primarily attributable to the gain on the sale of Willow Oaks Apartments in 1995. The statement of operations for the three months ended March 31, 1995, recorded the gain on the sale of Willow Oaks and recorded the operations of Willow Oaks for seventeen days in 1995. Also, maintenance expense increased primarily due to repairs to underground pipes and the parking lot. Leaks in the pipes were causing the ground to sink which resulted in damage to the parking lot. Offsetting this increase in expense was a decrease in depreciation. Depreciation was not recorded for the three months ended March 31, 1996, for the property as it is considered an "asset to be disposed of" under SFAS 121.

   As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

   At March 31, 1996, the Partnership reported unrestricted cash of approximately $542,000 versus approximately $664,000 at March 31, 1995. Net cash used in operating activities decreased as a result of the increase in accounts payable due to timing of payments to vendors and an increase in other liabilities due to timing of prepaid rental income from vendors. Net cash used in investing activities increased primarily as a result of proceeds from the sale of Willow Oaks of approximately $1,613,000 that were recognized in the first quarter of 1995. Also, the increase is attributable to the receipts in the first quarter of 1995 from restricted escrows to cover roof replacement costs. Net cash used in financing activities decreased primarily due to the distribution of approximately $1,872,000 during the first quarter of 1995. No distributions were made during the first quarter of 1996.

   The Partnership has no material capital projects scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations, is received from the capital reserve account or is available from cash and cash equivalents on hand.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought
to be sufficient for any near-term needs of the Partnership.   Near-term needs
include all operating, maintenance, and other expenses which are needed to operate the Partnership's investment property in the near future. The mortgage indebtedness of $1,886,000, net of discount, is amortized over 257 months. In addition, the mortgage notes encumbering La Plaza Apartments require balloon payments on November 15, 2002, at which time the property will either be sold or refinanced. On January 17, 1995, Willow Oaks Apartments' mortgage was assumed by the purchaser. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of portions of the funds described in the preceding paragraph. No cash distributions were paid during the three months ended March 31, 1996, however, during the year ended December 31, 1995, a distribution of approximately $1,872,000 was declared and paid to the partners in connection with the sale of Willow Oaks Apartments.

   The General Partner is currently negotiating the sale of the property to an unaffiliated third party. The remaining investment property has been classified as an "asset to be disposed of" under SFAS 121 due to the intent of the Partnership Agreement not to hold investment properties and the General Partner's intent to sell the property. This transaction is expected to occur during 1996.


                        PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)    Exhibits:

              Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)    Reports on Form 8-K:

              None filed during the quarter ended March 31, 1996.




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


                                   Date: May 9, 1996