Form 10QSB
period 1996-06-30
JACQUES MILLER INCOME FUND II
filed 1996-08-12
CIK 774655

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


                  For the quarterly period ended June 30, 1996

                                       or

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




                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                     JACQUES-MILLER INCOME FUND, L.P. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 1996

 Assets
    Cash and cash equivalents                                        $ 1,651
    Accounts receivable                                                    7
    Notes receivable (net of allowance
       of $2,956)                                                         --
                                                                     $ 1,658
 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                                 $     2
    Other liabilities                                                     17

 Partners' Capital (Deficit)
    General partner                                    $   (97)
    Limited partners (12,400 units
       issued and outstanding)                           1,736         1,639

                                                                     $ 1,658

           See Accompanying Notes to Consolidated Financial Statements

b)                    JACQUES-MILLER INCOME FUND, L.P. II

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                      Three Months Ended           Six Months Ended
                                           June 30,                    June 30,
                                      1996         1995           1996          1995
 Revenues:
    Rental income                   $   107       $   183       $   289        $   425
    Other income                         17            11            41             56
       Total revenues                   124           194           330            481

 Expenses:
    Operating                            64            74           144            184
    General and administrative           12            32            26             61
    Maintenance                          12            24            56             55
    Depreciation                         --            29            --             58
    Interest                             27            46            73            112
    Property taxes                        9            15            24             39
       Total expenses                   124           220           323            509

 Gain on sale of investment
    property                          1,348            --         1,348            856

 Income (loss) before
    extraordinary item                1,348           (26)        1,355            828
 Extraordinary loss on
    early extinguishment of debt       (221)           --          (221)            --

       Net income (loss)            $ 1,127       $   (26)      $ 1,134        $   828

 Net income (loss) allocated
    to general partner (1%)         $    11       $    --       $    11        $     8
 Net income (loss) allocated
    to limited partners (99%)         1,116           (26)        1,123            820
                                    $ 1,127       $   (26)      $ 1,134        $   828

 Per limited partnership unit:
    Income (loss) before
       extraordinary item           $107.64       $ (2.14)      $108.20        $ 66.07
    Extraordinary item               (17.63)           --        (17.63)            --
 Net income (loss) per limited
    partnership unit                $ 90.01       $ (2.14)      $ 90.57        $ 66.07

           See Accompanying Notes to Consolidated Financial Statements


c)                     JACQUES-MILLER INCOME FUND, L.P. II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General       Limited
                                      Units      Partner       Partners         Total
 Partners' capital (deficit)
    at December 31, 1995             12,400      $ (108)        $  613         $  505

 Net income for the six
    months ended June 30, 1996                       11          1,123          1,134

 Partners' capital (deficit)
    at June 30, 1996                 12,400      $  (97)        $1,736         $1,639

           See Accompanying Notes to Consolidated Financial Statements

d)                     JACQUES-MILLER INCOME FUND, L.P. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                            Six Months Ended
                                                                 June 30,
                                                            1996         1995
Cash flows from operating activities:
   Net income                                             $  1,134     $    828
   Adjustments to reconcile net income to net cash
    provided by (used in) in operating activities:
     Depreciation                                               --           58
     Amortization of discounts and loan costs                   13           16
     Gain on sale of investment property                    (1,348)        (856)
     Loss on early extinguishment of debt                      221           --
     Change in accounts:
       Restricted cash                                          26           65
       Accounts receivable                                      (7)          --
       Escrow for taxes                                         17          111
       Other assets                                             11           --
       Accounts payable                                        (36)        (186)
       Tenant security deposit liabilities                       2          (68)
       Accrued taxes                                            --         (145)
       Other liabilities                                        28          (42)
           Net cash provided by (used in) operating
             activities                                         61         (219)

Cash flows from investing activities:
   Property improvements and replacements                      (13)         (26)
   Deposits to restricted escrows                              (15)         (19)
   Receipts from restricted escrows                            126          463
   Proceeds from sale of investment property                   927        1,613
           Net cash provided by investing activities         1,025        2,031

Cash flows from financing activities:
   Payments on mortgage notes payable                          (21)         (33)
   Distributions                                                --       (1,872)
           Net cash used in financing activities               (21)      (1,905)

Net increase (decrease) in cash and cash equivalents         1,065          (93)

Cash and cash equivalents at beginning of period               586          744

Cash and cash equivalents at end of period                $  1,651     $    651
Supplemental disclosure of cash flow information:
   Cash paid for interest                                 $     67     $    114

           See Accompanying Notes to Consolidated Financial Statements



e)                     JACQUES-MILLER INCOME FUND, L.P. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Jacques-Miller Income Fund, L.P. II ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions With Affiliated Parties

The Partnership has outstanding notes receivable with affiliated partnerships. No income was recorded for the years ended December 31, 1995 and 1994, as no payments were made to the Partnership. (See "Note C" for further information concerning the notes receivable).

Note C - Notes Receivable

The Partnership holds seven notes receivable at June 30, 1996, totaling approximately $1,599,000 with approximately $1,357,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $984,000 of deferred interest revenue. Six of the seven notes in the principal amount of approximately $1,201,000 are due from related partnerships. These six promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

Note D - Sale of Willow Oaks

On January 17, 1995, Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks), L.P., which is 99.9% owned by the Partnership, sold Willow Oaks to an unaffiliated purchaser, Willow Bryan Apartments, L.P., a Delaware limited partnership. The buyer assumed the mortgages, payable to Bank of America. The total outstanding balance on the mortgage notes payable, including interest, was approximately $5,439,000. The Partnership received net proceeds of approximately $1,613,000 after payment of closing costs. This disposition resulted in a gain of approximately $856,000.

Note E - Sale of La Plaza

On May 24, 1996, Jacques-Miller Income Fund II Special Asset Partnership (La Plaza) L.P., which is 99.9% owned by the Partnership, sold La Plaza Apartments, located in Altamonte Springs, Florida, to an unaffiliated purchaser, Wymore Equity Associates, L.C., a Florida limited liability company. The General Partner decided to sell La Plaza, the sole remaining property held by the Partnership, in its effort to terminate the Partnership. Wymore Equity Associates, L.C. purchased La Plaza Apartments for a contract price of $3.2 million. Included as part of this purchase price is the assumption of approximately $1,984,000 in first and second mortgage debt. The Partnership received net proceeds of approximately $927,000 after payment of closing costs. This disposition resulted in a gain of approximately $1,348,000 and a loss on early extinguishment of debt of approximately $221,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership consisted of one investment property until May 24, 1996, when La Plaza Apartments was sold to an unaffiliated purchaser. The following table sets forth the average occupancy for this property through May 24, 1996, and for the six months ended June 30, 1995:

                                                      Average
                                                     Occupancy
 Property                                         1996         1995

 La Plaza Apartments
    Altamonte Springs, Florida                     94%         92%


Results of Operations

The Partnership's net income for the six months ended June 30, 1996, was approximately $1,134,000 as compared to net income of approximately $828,000 for the six months ended June 30, 1995. The Partnership recorded net income of approximately $1,127,000 for the three months ended June 30, 1996, as compared to a net loss of approximately $26,000 for the three months ended June 30, 1995. The increases in net income for the three and six month periods ended June 30, 1996, are primarily attributable to the gain of approximately $1,348,000 on the sale of La Plaza Apartments which occurred on May 24, 1996. Although Willow Oaks Apartments was sold in 1995, the gain realized from that sale was not as large as the gain realized from the sale of La Plaza Apartments. Also, operating, depreciation, interest, and property tax expense all decreased for both the three and six month periods ended June 30, 1996, due to the sale of La Plaza Apartments. This was partially offset by a decrease in rental income for both the three and six month periods ended June 30, 1996. Partially offsetting the gain on the sale of La Plaza Apartments was the recognition of an extraordinary loss on the early extinguishment of debt of approximately $221,000. Also, maintenance expense increased for the six months ended June 30, 1996, but decreased for the three months ended June 30, 1996. The increase for the six months ended June 30, 1996, is primarily due to repairs to underground pipes and the parking lot. Leaks in the pipes were causing the ground to sink which resulted in damage to the parking lot. The decrease in maintenance expense for the three months ended June 30, 1996, is due to the sale of La Plaza as previously explained. Other income decreased for the six months ended June 30, 1996, but increased for the three months ended June 30, 1996. The decrease for the six months ended June 30, 1996, is due to recording of additional tenant charges at La Plaza in 1995 as a result of the strict enforcement of the property's policies. This decrease was partially offset by an increase in interest income. Investments increased during 1996 which resulted in an increase in interest income and also resulted in the increase in other income for the three months ended June 30, 1996.

Liquidity and Capital Resources

At June 30, 1996, the Partnership reported unrestricted cash of approximately $1,651,000 versus approximately $651,000 at June 30, 1995. Net cash provided by operating activities increased as a result of the increase in accounts payable due to timing of payments to vendors and an increase in other liabilities due to timing of prepaid rental income from tenants. Net cash provided by investing activities decreased primarily due to a decrease in the proceeds received from the sale of investment properties. The Partnership recognized proceeds of approximately $1,613,000 in January 1995 from the sale of Willow Oaks while only recognizing proceeds of approximately $927,000 from the sale of La Plaza in May 1996. Also, the decrease is attributable to the decrease in net receipts from restricted escrows in 1996. In 1995, these receipts were used to fund roof replacement costs. Net cash used in financing activities decreased primarily due to the distribution of approximately $1,872,000 made during the first six months of 1995. No distributions were made during the first six months of 1996. Also, payments on mortgage notes payable decreased due to the fact that La Plaza was sold on May 24, 1996, and only five payments were recorded during the six months ended June 30, 1996, versus six payments being recorded during the six months ended June 30, 1995.

On May 24, 1996 the Partnership sold La Plaza Apartments to an unaffiliated purchaser, Wymore Equity Associates, L.C., a Florida limited liability company. The General Partner decided to sell La Plaza, the sole remaining property held by the Partnership, in its effort to terminate the Partnership. Wymore Equity Associates, L.C. purchased La Plaza Apartments for a contract price of $3,200,000. Included as part of the purchase price is the assumption of approximately $1,984,000 in first and second mortgage debt. The Partnership received net proceeds of approximately $927,000 after payment of closing costs. This disposition resulted in a gain of approximately $1,348,000 and a loss on early extinguishment of debt of approximately $221,000.

The Partnership holds seven notes receivable at June 30, 1996, totaling approximately $1,599,000 with approximately $1,357,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $984,000 of deferred interest revenue. Six of the seven notes in the principal amount of approximately $1,201,000 are due from related partnerships. These six promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages. No payments were received in the six months ended June 30, 1996 or 1995. Future payments are dependent on excess cash flows from the properties or sales proceeds.



                        PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)    Exhibits:

              Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)    Reports on Form 8-K:

              A Form 8-K dated May 24, 1996, was filed reporting the disposition of La Plaza Apartments.




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


                                   Date:  August 12, 1996