Form 10QSB
period 1996-09-30
JACQUES MILLER INCOME FUND II
filed 1996-10-30
CIK 774655

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


               For the quarterly period ended September 30, 1996

                                       or

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


                         PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

a)                   JACQUES-MILLER INCOME FUND, L.P. II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1996


Assets
  Cash and cash equivalents                                             $732
  Notes receivable (net of allowance
     of $3,026)                                                           --
                                                                        $732
Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                      $  1
  Other liabilities                                                       15

Partners' Capital (Deficit)
  General partner                                    $(106)
  Limited partners (12,400 units
     issued and outstanding)                           822               716

                                                                        $732

          See Accompanying Notes to Consolidated Financial Statements


b)                     JACQUES-MILLER INCOME FUND, L.P. II

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                      1996         1995     1996         1995
Revenues:
  Rental income                      $    1      $   177  $   290       $  602
  Other income                           13           18       54           73
     Total revenues                      14          195      344          675

Expenses:
  Operating                               2           87      146          271
  General and administrative              9           29       35           90
  Maintenance                            --           27       56           82
  Depreciation                           --           30       --           88
  Interest                               --           46       73          158
  Property taxes                         --           16       24           55
     Total expenses                      11          235      334          744

Gain on sale of investment
  property                               --           --    1,348          856
Income (loss) before
  extraordinary item                      3          (40)   1,358          787
Extraordinary loss on
  early extinguishment of debt           --           --     (221)          --

     Net income (loss)               $    3      $   (40) $ 1,137      $   787

Net income (loss) allocated
  to general partner (1%)            $   --      $    --  $    11      $     8
Net income (loss) allocated
  to limited partners (99%)               3          (40)   1,126          779

                                     $    3      $   (40) $ 1,137      $   787

Per limited partnership unit:
  Income (loss) before
     extraordinary item              $  .21      $ (3.20) $108.41      $ 62.87
  Extraordinary item                     --           --   (17.63)          --
Net income (loss) per limited
  partnership unit                   $  .21      $ (3.20) $ 90.78      $ 62.87

           See Accompanying Notes to Consolidated Financial Statements


c)                         JACQUES-MILLER INCOME FUND, L.P. II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership  General    Limited
                                    Units     Partner    Partners     Total

Partners' capital (deficit)
  at December 31, 1995              12,400   $ (108)     $  613      $  505

Net income for the nine months
  ended September 30, 1996                       11       1,126       1,137

Distributions to partners                        (9)       (917)       (926)

Partners' capital (deficit)
  at September 30, 1996             12,400   $ (106)     $  822      $  716


           See Accompanying Notes to Consolidated Financial Statements


d)                      JACQUES-MILLER INCOME FUND, L.P. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Nine Months Ended
                                                           September 30,
                                                          1996       1995
Cash flows from operating activities:
  Net income                                            $ 1,137    $   787
  Adjustments to reconcile net income to net cash
   provided by (used in) in operating activities:
   Depreciation                                              --         88
   Amortization of discounts and loan costs                  13         23
   Gain on sale of investment property                   (1,348)      (856)
   Loss on early extinguishment of debt                     221         --
   Change in accounts:
     Restricted cash                                         26         61
     Accounts receivable                                     --          2
     Escrow for taxes                                        17         96
     Other assets                                            11          1
     Accounts payable                                       (36)      (178)
     Tenant security deposit liabilities                      2        (64)
     Accrued taxes                                           --       (129)
     Other liabilities                                       25        (37)
         Net cash provided by (used in) operating
          activities                                         68       (206)

Cash flows from investing activities:
  Property improvements and replacements                    (13)       (35)
  Deposits to restricted escrows                            (15)       (41)
  Receipts from restricted escrows                          126        463
  Proceeds from sale of investment property                 927      1,613
         Net cash provided by investing activities        1,025      2,000

Cash flows from financing activities:
  Payments on mortgage notes payable                        (21)       (45)
  Distributions                                            (926)    (1,872)
         Net cash used in financing activities             (947)    (1,917)

Net increase (decrease) in cash and cash equivalents        146       (123)

Cash and cash equivalents at beginning of period            586        744
Cash and cash equivalents at end of period              $   732    $   621
Supplemental disclosure of cash flow information:
  Cash paid for interest                                $    67    $   153


          See Accompanying Notes to Consolidated Financial Statements


e)                     JACQUES-MILLER INCOME FUND, L.P. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jacques-Miller Income Fund, L.P. II ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner ("Jacques Miller, Inc."), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has outstanding notes receivable with affiliated partnerships. No income was recorded for the nine months ended September 30, 1996, and the year ended December 31, 1995, as no payments were made to the Partnership. (See "Note C" for further information concerning the notes receivable).

NOTE C - NOTES RECEIVABLE

The Partnership holds seven notes receivable at September 30, 1996, totaling approximately $1,599,000 with approximately $1,427,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,054,000 of deferred interest revenue. Six of the seven notes in the principal amount of approximately $1,201,000 are due from related partnerships. These six promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership consisted of one investment property until May 24, 1996, when La Plaza Apartments was sold to an unaffiliated purchaser. Average occupancy at La Plaza Apartments was 94% through May 24, 1996, and 93% for the nine months ended September 30, 1995.

Results of Operations

The Partnership's net income for the nine months ended September 30, 1996, was approximately $1,137,000 as compared to net income of approximately $787,000 for the nine months ended September 30, 1995. The Partnership recorded net income of approximately $3,000 for the three months ended September 30, 1996, as compared to a net loss of approximately $40,000 for the three months ended September 30, 1995. The increase in net income for the nine month period ended September 30, 1996, is primarily attributable to the gain of approximately $1,348,000 on the sale of La Plaza Apartments which occurred on May 24, 1996. Although Willow Oaks Apartments was sold in 1995, the gain realized was only approximately $856,000. Also, operating, general and administrative, maintenance, depreciation, interest, and property tax expense all decreased for both the three and nine month periods ended September 30, 1996, due to the sale of La Plaza Apartments. Partially offsetting the gain on the sale of La Plaza Apartments was the recognition of an extraordinary loss on the early extinguishment of debt of approximately $221,000. Rental income and other income decreased during the three and nine month periods ended September 30, 1996, as a result of the sale of La Plaza Apartments. This decrease was partially offset by an increase in interest income due to an increase in the cash balances.

Liquidity and Capital Resources

At September 30, 1996, the Partnership reported unrestricted cash of approximately $732,000 versus approximately $621,000 at September 30, 1995. Net cash provided by operating activities increased as a result of the decrease in accounts payable due to the sale of La Plaza. Net cash provided by investing activities decreased primarily due to a decrease in the proceeds received from the sale of investment properties. The Partnership recognized proceeds of approximately $1,613,000 in January 1995 from the sale of Willow Oaks as compared to proceeds of approximately $927,000 from the sale of La Plaza in May 1996. Also, the decrease is attributable to the decrease in receipts from restricted escrows in 1996. In 1995, these receipts were used to fund roof replacement costs. Net cash used in financing activities decreased primarily due to the distribution of approximately $1,872,000 during the first nine months of 1995. In August 1996, the Partnership paid distributions of approximately $926,000 to the partners.

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

The Partnership holds seven notes receivable at September 30, 1996, totaling approximately $1,599,000 with approximately $1,427,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,054,000 of deferred interest revenue. Six of the seven notes in the principal amount of approximately $1,201,000 are due from related partnerships. These six promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages. No payments were received in the nine months ended September 30, 1996 or 1995. Future payments are dependent on excess cash flows from the properties or sales proceeds.


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)   Reports on Form 8-K:

           None filed during the quarter ended September 30, 1996.




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


                             Date:  October 30, 1996