Form 10KSB
period 1996-12-31
JACQUES MILLER INCOME FUND II
filed 1997-03-20
CIK 774655

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(d)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 1996
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

State issuer's revenues for its most recent fiscal year.  $1,778,000

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996. Market value information is not available. Should a trading market develop for these interests, it is the corporate general partner's belief that such a trading would not exceed $25 million.
                      DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated October 16, 1985 (included in Registration Statement, No.2-99745, of Registrant) are incorporated by reference into Parts I and III.

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

The offering of the Registrant's limited partnership interests (the "Interests") terminated on October 15, 1987. The Registrant received gross proceeds from the offering of approximately $12,390,000 and net proceeds of approximately $11,200,000.

See "Item 6. Management's Discussion and Analysis or Plan of Operation" for more information.

Mansion Hill Apartments in Chattanooga, Tennessee, and Kingswood North Apartments in Norcross, Georgia, were acquired during 1990 through foreclosure proceedings. During 1991, these properties were sold. During 1991, the Registrant acquired La Plaza Apartments ("La Plaza") through similar foreclosure proceedings and during 1992, Willow Oaks Apartments ("Willow Oaks") and Brighton Way Apartments ("Brighton Way") were foreclosed upon by separate limited partnerships of which the Registrant is the sole limited partner. On February 1, 1993, Brighton Way was sold, and on January 17, 1995, Willow Oaks was sold. Also, on May 24, 1996, La Plaza was sold.

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

The Registrant has no employees. Management and administrative services are performed by Insignia Residential Group, L.P., an affiliate of Insignia, pursuant to management and administrative agreements.


Item 2.   Description of Properties

As of May 24, 1996, the Partnership no longer owns any investments in real estate due to the sale of its final investment property, La Plaza.

See "Note D" of the financial statements included in "Item 7." for a description of the sale.

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


                                    PART II

Item 5.   Market for Partnership Equity and Related Partner Matters

There is no established market for the Units and it is not anticipated that any will develop in the foreseeable future. As of December 31, 1996, there were 1,218 holders of record owning an aggregate of 12,400 Units.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases the General Partner must consent to any transfer.

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

During 1995, the Partnership distributed approximately $1,851,000 to the limited partners and approximately $21,000 to the general partner due to the sale of Willow Oaks. During 1996, the Partnership distributed approximately $917,000 to the limited partners and approximately $9,000 to the general partner due to the sale of La Plaza. There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Partnership Agreement.

Item 6.   Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income as reported in the financial statements for the year ended December 31, 1996, was approximately $1,213,000 compared to net income of approximately $738,000 for the year ended December 31, 1995 (see "Note E" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable income). The increase in net income for the year ended December 31, 1996, is primarily attributable to the gain of approximately $1,348,000 on the sale of La Plaza Apartments, which occurred on May 24, 1996. Although Willow Oaks Apartments was sold in 1995, the gain realized from that sale was only approximately $856,000. Offsetting the gain on the sale of La Plaza Apartments was the recognition of an extraordinary loss on the early extinguishment of debt of approximately $221,000 due to the write-off of unamortized loan costs and mortgage discount. Also, operating, general and administrative, interest, depreciation, maintenance, and property tax expense all decreased for the year ended December 31, 1996, due to the sale of La Plaza Apartments. This was partially offset by a decrease in rental income for the year ended December 31, 1996, also due to the sale of La Plaza. Included in maintenance expense is approximately $21,000 of major repairs and maintenance comprised primarily of exterior building and parking lot repairs.

Liquidity and Capital Resources

At December 31, 1996, the Partnership held unrestricted cash of approximately $736,000 compared to approximately $586,000 at December 31, 1995. Net cash provided by operating activities increased as a result of the increase in net income as previously described and a decrease in accrued taxes and accounts payable due to the fact that the Partnership no longer owns any investment properties. Net cash provided by investing activities decreased primarily due to a decrease in the proceeds received from the sale of investment properties. The Partnership recognized proceeds of approximately $1,613,000 in January 1995, from the sale of Willow Oaks as compared to proceeds of approximately $927,000 from the sale of La Plaza in May 1996. Also, the decrease is attributable to the decrease in receipts from restricted escrows in 1996. In 1995, these receipts were used to fund roof replacement costs. Net cash used in financing activities decreased primarily due to a decrease in distributions in 1996. The Partnership made distributions of approximately $1,872,000 during 1995. In August 1996, the Partnership paid distributions of approximately $926,000 to the partners.

On May 24, 1996, Jacques-Miller Income Fund II Special Asset Partnership (La Plaza) L.P., which is 99.9% owned by the Partnership, sold La Plaza Apartments, located in Altamonte Springs, Florida, to an unaffiliated purchaser, Wymore Equity Associates, L.C., a Florida limited liability company. Wymore Equity Associates, L.C. purchased La Plaza Apartments for a contract price of $3.2 million. Included as part of this purchase price is the assumption of approximately $1,984,000 in first and second mortgage debt. The Partnership received net proceeds of approximately $927,000 after payment of closing costs. This disposition resulted in a gain of approximately $1,348,000 and a loss on early extinguishment of debt of approximately $221,000 due to the write-off of unamortized loan costs and mortgage discount.

During 1996 the Partnership agreed to accept a payment of approximately $78,000 in 1997 as full satisfaction of the two notes receivable on Governour's Square. The outstanding balances for these two notes receivable totaled approximately $296,000, including accrued interest, and were fully reserved. Governour's Square sold its sole operating property and the majority of the sales proceeds were used to pay off the first mortgage.

The Partnership holds five notes receivable at December 31, 1996, totaling approximately $1,422,000 with approximately $1,386,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,030,000 of deferred interest revenue. Four of the five notes in the principal amount of approximately $1,023,000 are due from related partnerships. These four promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages. No payments were received in 1996 or 1995. Future payments are dependent on excess cash flows from the properties or sales proceeds.

Future cash distributions will depend on the levels of net cash generated from operations and the availability of cash reserves. During the year ended December 31, 1996, a distribution of approximately $926,000 was paid to the partners in connection with the sale of La Plaza. During the year ended December 31, 1995, a distribution of approximately $1,872,000 was paid to the partners in connection with the sale of Willow Oaks Apartments. The General Partner is currently attempting to sell the notes receivable.

Item 7.  Financial Statements

JACQUES-MILLER INCOME FUND, L.P. II

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

   Report of Independent Auditors

   Consolidated Balance Sheet--December 31, 1996

   Consolidated Statements of Operations--Years ended December 31, 1996 and
      1995

   Consolidated Statements of Changes in Partners' Capital (Deficit)--Years ended December 31, 1996 and 1995

   Consolidated Statements of Cash Flows--Years ended December 31, 1996 and
      1995

   Notes to Consolidated Financial Statements



                 Report of Ernst & Young LLP, Independent Auditors




The Partners
Jacques-Miller Income Fund, L.P. II


We have audited the accompanying consolidated balance sheet of Jacques-Miller Income Fund, L.P. II (A Limited Partnership) as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacques-Miller Income Fund, L.P. II (A Limited Partnership) as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accounting principles.



                                                         /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 1997

                      JACQUES-MILLER INCOME FUND, L.P. II

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                               December 31, 1996


Assets
 Cash and cash equivalents                                       $ 736
 Notes receivable (net of allowance of
 approximately $2,808,000)                                          78

                                                                 $ 814

Liabilities and Partners' Capital (Deficit)

Liabilities
 Other liabilities                                               $  22

Partners' Capital (Deficit)
 General partner                                 $  (106)
 Limited partners (12,400
   units issued and outstanding)                     898           792

                                                                 $ 814


          See Accompanying Notes to Consolidated Financial Statements


                      JACQUES-MILLER INCOME FUND, L.P. II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                        Years Ended December 31,
                                                            1996        1995
Revenues:
 Rental income                                            $   290     $  776
 Other income                                                 140         97
 Gain on sale of property                                   1,348        856

   Total revenues                                           1,778      1,729

Expenses:
 Operating                                                    147        376
 General and administrative                                    44        119
 Maintenance                                                   56        106
 Depreciation                                                  --        118
 Interest                                                      73        204
 Property taxes                                                24         68
      Total expenses                                          344        991

Income before extraordinary item                            1,434        738
Extraordinary item-loss on early extinguishment of debt      (221)        --

      Net income                                          $ 1,213     $  738

Net income allocated to general partner (1%)              $    12     $    7
Net income allocated to limited partners (99%)              1,201        731
                                                          $ 1,213     $  738

Per limited partnership unit:
Income before extraordinary item                          $114.52     $58.91
Extraordinary item - loss on early extinguishment of debt  (17.63)        --

Net income per limited partnership unit                   $ 96.89     $58.91


          See Accompanying Notes to Consolidated Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. II

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                  Limited
                                Partnership   General     Limited
                                   Units      Partner     Partners    Total

Partners' capital (deficit) at
 December 31, 1994                12,400       $ (95)     $1,734     $ 1,639


Net income for the year
 ended December 31, 1995                           7         731         738

Distributions                                    (21)     (1,851)     (1,872)

Partners' capital (deficit)
 at December 31, 1995             12,400        (109)        614         505

Net income for the year ended
 December 31, 1996                                12       1,201       1,213

Distributions
                                                  (9)       (917)       (926)
Partners' capital (deficit) at
 December 31, 1996                12,400       $(106)     $  898     $   792


          See Accompanying Notes to Consolidated Financial Statements


                      JACQUES-MILLER INCOME FUND, L.P. II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                      Years Ended December 31,
                                                         1996         1995
Cash flows from operating activities:
  Net income                                           $ 1,213     $   738
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
  Depreciation                                              --         118
  Amortization of discounts and loan costs                  13          31
  Gain on sale of property                              (1,348)       (856)
  Extraordinary item - loss on early
    extinguishment of debt                                 221          --
  Change in accounts:
    Restricted cash                                         26          61
    Accounts receivable                                     --           5
    Notes receivable                                       (78)         --
    Escrows for taxes                                       17         139
    Other assets                                            11          (5)
    Accounts payable                                       (38)       (159)
    Tenant security deposit liabilities                      2         (64)
    Accrued taxes                                           --        (176)
    Other liabilities                                       33         (46)

      Net cash provided by (used in)
         operating activities                               72        (214)

Cash flows from investing activities:
  Property improvements and replacements                   (13)        (42)
  Deposits to restricted escrows                           (15)        (49)
  Receipts from restricted escrows                         126         463
  Proceeds from sale of investment property                927       1,613

      Net cash provided by investing activities          1,025       1,985

Cash flows from financing activities:
  Payments on mortgage notes payable                       (21)        (57)
  Distributions                                           (926)     (1,872)

      Net cash used in financing activities               (947)     (1,929)

Net increase (decrease) in cash                            150        (158)

Cash and cash equivalents at beginning of year             586         744
Cash and cash equivalents at end of year               $   736     $   586

Supplemental disclosure of cash
  flow information:
  Cash paid for interest                               $    67     $   191


          See Accompanying Notes to Consolidated Financial Statements


Supplemental Disclosure of Non-Cash Activity

Property Improvements and Replacements

Notes receivable were adjusted approximately $166,000 and $268,000 at December 31, 1996, and 1995, respectively for non-cash amounts in connection with accrued interest on the notes receivable. This amount was fully reserved.

Note A - Organization and Significant Accounting Policies

Organization: Jacques-Miller Income Fund, L.P. II (the "Partnership") is a Delaware limited partnership organized in December 1985 to make long-term junior mortgage loans, including wraparound mortgage loans and, to a lesser extent, other mortgage loans including first mortgage loans primarily to affiliated public and private real estate limited partnerships. The Partnership currently holds five notes receivable.

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

Depreciation: Depreciation was provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, as a result of the Tax Reform Act of 1986, the modified accelerated cost recovery method was used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Leases: The Partnership generally leased apartment units for twelve-month terms or less. The Partnership recognized income as earned on its leases.

Investment Properties: In March 1995, the FASB issued "Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement 121 in 1996; the effect of adoption was not material.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $3,000 and $29,000 for the years ended December 31, 1996 and 1995, respectively.

Fair Value: The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. Management of the Partnership believes the carrying amount of the notes receivable approximates their fair value.

Reclassifications: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Notes Receivable

Notes receivable consist of (in thousands):

                                          December 31,
                                              1996

Notes receivable                            $ 1,500
Accrued interest receivable on
 notes receivable                             1,386
                                              2,886
Provision for uncollectibles
 (including approximately $1,030,000
  of deferred interest revenue)              (2,808)

                                            $    78


The Partnership holds five notes receivable at December 31, 1996, totaling approximately $1,422,000 with approximately $1,386,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,030,000 of deferred interest revenue. Four of the five notes in the principal amount of approximately $1,023,000 are due from related partnerships. These four promissory notes bear interest at rates ranging from 11% to 12.5%, and are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

During 1996, the Partnership agreed to accept a payment of approximately $78,000 in 1997 as full satisfaction of the two notes receivable on Governour's Square. The outstanding balances for these two notes receivable totaled approximately $296,000, including accrued interest, and were fully reserved. Governour's Square sold its sole operating property and the majority of the sales proceeds were used to pay off the first mortgage. The income was recorded as a result of the reduction in the allowance on the notes and is included in other income on the 1996 statement of operations.

During 1996, one of the five notes became due and was in default at December 31, 1996. Another note became due and was in default at January 1, 1997. The other three notes are scheduled to mature in 1997. The General Partner is currently attempting to sell all of the remaining notes.

Note C - Sale of Willow Oaks

On January 17, 1995, Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks), L.P., which was 99.9% owned by the Partnership, sold Willow Oaks to an unaffiliated purchaser, Willow Bryan Apartments, L.P., a Delaware limited partnership. The buyer assumed the mortgages which totaled approximately $5,439,000 including interest. The Partnership received net proceeds of approximately $1,613,000 after payment of closing costs. This disposition resulted in a gain of approximately $856,000. Revenues and expenses from Willow Oaks were approximately $90,000 and $80,000, respectively, in 1995. The Partnership dissolved Willow Oaks in 1995.

Note D - Sale of La Plaza

On May 24, 1996, Jacques-Miller Income Fund II Special Asset Partnership (La Plaza) L.P., which is 99.9% owned by the Partnership, sold La Plaza Apartments, located in Altamonte Springs, Florida, to an unaffiliated purchaser, Wymore Equity Associates, L.C., a Florida limited liability company. Wymore Equity Associates, L.C. purchased La Plaza Apartments for a contract price of $3.2 million. Included as part of this purchase price is the assumption of approximately $1,984,000 in first and second mortgage debt. The Partnership received net proceeds of approximately $927,000 after payment of closing costs. This disposition resulted in a gain of approximately $1,348,000 and a loss on early extinguishment of debt of approximately $221,000 due to the write-off of unamortized loan costs and mortgage discount. The Partnership will dissolve LaPlaza in 1997.

Revenues and expenses from La Plaza were approximately $328,000 and $299,000, respectively, in 1996 and approximately $758,000 and $791,000, respectively, in 1995.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except unit data):


                                                   1996           1995

Net income as reported                        $  1,213         $  738
Add (deduct):
   Depreciation differences                        (44)            17
   Bad debt                                       (194)            --
   Disposal of property                            (39)            68
   Other                                             4             (1)

Federal taxable income                        $    940         $  822

Federal taxable income
  per limited partnership unit                $  75.07         $65.66


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                   $  792
Allowance for doubtful accounts           1,778
Other                                        22

Net assets - Federal tax basis           $2,592


Note F - Transactions with Affiliated Parties

The Partnership has outstanding notes receivable with affiliated partnerships. During 1996, the Partnership agreed to accept a payment of approximately $78,000 in 1997 in full satisfaction of the two notes receivable on Governour's Square. The outstanding balances for these two notes receivable totaled approximately $296,000, including accrued interest, and were fully reserved.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 9. Directors and Executive Officers of the Partnership

The General Partner of the Registrant is:

     Jacques-Miller, Inc., a Tennessee Corporation

Jacques-Miller, Inc., the Managing General Partner, was formed under the laws of the State of Tennessee in 1972.

The principal executive officer and director of the Managing General Partner is:


       Name               Age                  Position

C. David Griggin          50       President, Chief Operating Officer and
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


Item 10.   Executive Compensation

The Registrant was not required to and did not pay remuneration to officers and/or directors of the Managing General Partner during 1996 or 1995. See "Item
12. Certain Relationships and Related Transactions" below for a discussion of compensation and reimbursements paid to the General Partner and certain affiliates.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

No person or group is known by the Registrant to own beneficially more than 5% of the outstanding Interests of Registrant, as of December 31, 1996.

No officer or director of the General Partner of the Registrant owns, nor do the officers or directors as a group own, any of the Registrant's Interests as of December 31, 1996. No officer or director of the General Partner possesses a right to acquire beneficial ownership of Interests of the Registrant.


Item 12.    Certain Relationships and Related Transactions

None.


Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibits:

    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1996:

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

                           Date: March 20, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/C. David Griffin     President and Chief Operating
C. David Griffin        Officer (Principal Executive Officer)

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