Form 10QSB
period 1997-03-31
JACQUES MILLER INCOME FUND II
filed 1997-05-01
CIK 774655

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


                 For the quarterly period ended March 31, 1997

                                       or

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

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

a)                     JACQUES-MILLER INCOME FUND, L.P. II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1997


Assets
  Cash and cash equivalents                                         $800
  Notes receivable (net of allowance
     of $2,872)                                                       --

                                                                    $800
Liabilities and Partners' Capital (Deficit)

Liabilities
  Other liabilities                                                    7

Partners' Capital (Deficit)
  General partner                                    $(106)
  Limited partners (12,400 units
     issued and outstanding)                           899           793

                                                                    $800

          See Accompanying Notes to Consolidated Financial Statements


b)                    JACQUES-MILLER INCOME FUND, L.P. II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                           Three Months Ended
                                                                March 31,
                                                            1997         1996
Revenues:
   Rental income                                          $  --         $ 182
   Interest income                                            8            10
   Other income                                              --            14
   Total revenues                                             8           206

Expenses:
   Operating                                                 --            80
   General and administrative                                 7            14
   Maintenance                                               --            44
   Interest                                                  --            46
   Property taxes                                            --            15
   Total expenses                                             7           199

   Net income                                             $   1         $   7

Net income allocated to general partner (1%)              $  --         $  --
Net income allocated to limited partners (99%)                1             7
                                                          $   1         $   7

Net income per partnership unit                           $ .08         $ .56

          See Accompanying Notes to Consolidated Financial Statements


c)                        JACQUES-MILLER INCOME FUND, L.P. II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)


                                   Limited
                                 Partnership   General    Limited
                                    Units      Partner   Partners   Total

Partners' capital (deficit)
  at December 31, 1996              12,400    $ (106)      $ 898    $ 792

Net income for the three
  months ended March 31, 1997                     --           1        1

Partners' capital (deficit)
  at March 31, 1997                 12,400    $ (106)      $ 899    $ 793

          See Accompanying Notes to Consolidated Financial Statements


d)                    JACQUES-MILLER INCOME FUND, L.P. II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                          1997           1996
Cash flows from operating activities:
 Net income                                              $    1        $    7
 Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Amortization of discounts and loan costs                  --             8
   Change in accounts:
      Accounts receivable                                    --            (2)
      Notes receivable                                       78            --
      Escrow for taxes                                       --           (15)
      Accounts payable                                       --           (19)
      Accrued taxes                                          --            15
      Other liabilities                                     (15)           (5)
         Net cash provided by (used in)
           in operating activities                           64           (11)

Cash flows from investing activities:
 Property improvements and replacements                      --            (7)
 Deposits to restricted escrows                              --           (14)
         Net cash used in investing activities               --           (21)

Cash flows from financing activities:
 Payments on mortgage notes payable                          --           (12)
       Net cash used in financing activities                 --           (12)

Net increase (decrease) in cash and cash equivalents         64           (44)

Cash and cash equivalents at beginning of period            736           586
Cash and cash equivalents at end of period               $  800        $  542
Supplemental disclosure of cash flow information:
 Cash paid for interest                                  $   --        $   38

          See Accompanying Notes to Consolidated Financial Statements


e)                     JACQUES-MILLER INCOME FUND, L.P. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jacques-Miller Income Fund, L.P. II ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner ("Jacques Miller, Inc."), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has outstanding notes receivable with affiliated partnerships. No income was recorded for the three months ended March 31, 1997, as no payments were made to the Partnership. During March 1997, the Partnership accepted a payment of approximately $78,000 in full satisfaction of the two notes receivable on Governour's Square. The outstanding balances for these two notes receivable totaled approximately $296,000, including accrued interest, and were fully reserved. (See "Note C" for further information concerning the notes receivable).

NOTE C - NOTES RECEIVABLE

The Partnership holds five notes receivable at March 31, 1997, totaling approximately $1,422,000 with approximately $1,450,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,093,000 of deferred interest revenue. Four of the five notes in the principal amount of approximately $1,023,000 are due from related partnerships. These four promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

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

Revenues and expenses from La Plaza were approximately $198,000 and $185,000, respectively during the three months ended March 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership sold its final investment property to an unaffiliated purchaser May 24, 1996.

The Partnership's net income for the three months ended March 31, 1997, was approximately $1,000 compared to net income of approximately $7,000 for the corresponding period of 1996. The decrease in net income is directly attributable to the sale of La Plaza, the sole operating real estate asset, on May 24, 1996. The Partnership currently holds five notes which require payments from excess cash flow.

At March 31, 1997, the Partnership reported unrestricted cash of approximately $800,000 versus approximately $542,000 at March 31, 1996. Net cash provided by operating activities increased due to cash received in settlement on the two notes receivable on Governour's Square. Net cash used in investing activities and financing activities decreased due to the fact that the Partnership no longer owns any investment properties.

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

The Partnership holds five notes receivable at March 31, 1997, totaling approximately $1,422,000 with approximately $1,450,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,093,000 of deferred interest revenue. Four of the five notes in the principal amount of approximately $1,023,000 are due from related partnerships. These four promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages. A payment of approximately $78,000 was received in March 1997 in settlement of the two notes receivable on Governour's Square. Future payments are dependent on excess cash flows from the properties or sales proceeds.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:

    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)  Reports on Form 8-K:

    None filed during the quarter ended March 31, 1997.



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


                             Date:  May 1, 1997