Form 10QSB
period 1997-06-30
JACQUES MILLER INCOME FUND II
filed 1997-08-01
CIK 774655

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                                      or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
X  .  No      .


                         PART I - FINANCIAL INFORMATION


ITEM 1.FINANCIAL STATEMENTS

a)                       JACQUES-MILLER INCOME FUND, L.P. II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1997


Assets
  Cash and cash equivalents                                      $   806
  Notes receivable (net of allowance
     of $2,937                                                        --
                                                                 $   806
Liabilities and Partners' Capital (Deficit)
Liabilities
  Other liabilities                                              $    14

Partners' Capital (Deficit)
  General partner                                  $  (106)
  Limited partners (12,400 units
     issued and outstanding)                           898           792
                                                                 $   806

         See Accompanying Notes to Consolidated Financial Statements

b)                        JACQUES-MILLER INCOME FUND, L.P. II

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)


                                 Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                                   1997       1996      1997        1996
Revenues:
  Rental income                 $    --    $   107     $    --   $   289
  Other income                       10         17          18        41
     Total revenues                  10        124          18       330

Expenses:
  Operating                          --         64          --       144
  General and administrative         11         12          18        26
  Maintenance                        --         12          --        56
  Interest                           --         27          --        73
  Property taxes                     --          9          --        24
     Total expenses                  11        124          18       323

Gain on sale of investment
   property                          --      1,348          --     1,348
(Loss) income before
   extraordinary item                (1)     1,348          --     1,355
Extraordinary loss on
   early extinguishment of debt      --       (221)         --      (221)

     Net (loss) income          $    (1)   $ 1,127     $    --   $ 1,134

Net (loss) income allocated
  to general partner (1%)       $    --    $    11     $    --   $    11
Net (loss) income allocated
  to limited partners (99%)          (1)     1,116          --     1,123
                                $    (1)   $ 1,127     $    --   $ 1,134

Per limited partnership unit:
  (Loss) income before
     extraordinary item         $ (0.08)   $107.64     $    --   $108.20
  Extraordinary item                 --     (17.63)         --    (17.63)
Net (loss) income per limited
   partnership unit             $ (0.08)   $ 90.01     $    --   $ 90.57

               See Accompanying Notes to Consolidated Financial Statements

c)                         JACQUES-MILLER INCOME FUND, L.P. II

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)



                                Limited
                              Partnership  General    Limited
                                 Units     Partner   Partners    Total

Partners' capital (deficit)
  at December 31, 1996          12,400     $ (106)    $  898    $  792

Net income for the six
  months ended June 30, 1997        --         --         --        --

Partners' capital (deficit)
  at June 30, 1997              12,400     $ (106)    $  898    $  792

               See Accompanying Notes to Consolidated Financial Statements

d)                      JACQUES-MILLER INCOME FUND, L.P. II

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                           (dollar amounts in thousands)


                                                           Six Months Ended
                                                               June 30,
                                                          1997          1996
Cash flows from operating activities:
  Net income                                          $     --       $  1,134
  Adjustments to reconcile net income to net cash
  provided by in operating activities:
   Amortization of discounts and loan costs                 --             13
   Gain on sale of investment property                      --         (1,348)
   Loss on early extinguishment of debt                     --            221
   Change in accounts:
      Restricted cash                                       --             26
      Accounts receivable                                   78             (7)
      Escrow for taxes                                      --             17
      Other assets                                          --             11
      Accounts payable                                      --            (36)
      Tenant security deposit liabilities                   --              2
      Other liabilities                                     (8)            28
          Net cash provided by operating
            activities                                      70             61

Cash flows from investing activities:
  Property improvements and replacements                    --            (13)
  Deposits to restricted escrows                            --            (15)
  Receipts from restricted escrows                          --            126
  Proceeds from sale of investment property                 --            927
          Net cash provided by investing activities         --          1,025

Cash flows from financing activities:
  Payments on mortgage notes payable                        --            (21)
          Net cash used in financing activities             --            (21)

Net increase in cash and cash equivalents                   70          1,065

Cash and cash equivalents at beginning of period           736            586
Cash and cash equivalents at end of period            $    806       $  1,651
Supplemental disclosure of cash flow information:
  Cash paid for interest                              $     --       $     67

            See Accompanying Notes to Consolidated Financial Statements

e)                     JACQUES-MILLER INCOME FUND, L.P. II

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jacques-Miller Income Fund, L.P. II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques Miller, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has outstanding notes receivable with affiliated partnerships. No income was recorded for the three and six month periods ended June 30, 1997. During March 1997, the Partnership accepted a payment of approximately $78,000 in full satisfaction of the two notes receivable on Governour's Square. The outstanding balances for these two notes receivable totaled approximately $296,000, including accrued interest, of which $218,000 was fully reserved. (See "Note C" for further information concerning the notes receivable).

NOTE C - NOTES RECEIVABLE

The Partnership holds five notes receivable at June 30, 1997, totaling approximately $1,422,000 with approximately $1,515,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,158,000 of deferred interest revenue. Four of the five notes in the principal amount of approximately $1,023,000 are due from related partnerships. These four promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

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

The Partnership's net income for the six months ended June 30, 1997, was approximately $100 compared to net income of approximately $1,134,000 for the corresponding period of 1996. The Partnership experienced a net loss for the three months ended June 30, 1997, of approximately $1,000 compared to net income of approximately $1,127,000 for the three months ended June 30, 1996. The decrease in net income is directly attributable to the sale of La Plaza, the sole operating real estate asset, on May 24, 1996. The Partnership currently holds five notes which require payments from excess cash flow.

At June 30, 1997, the Partnership reported unrestricted cash of approximately $806,000 versus approximately $1,651,000 at June 30, 1996. Net cash provided by operating activities increased due to cash received in settlement on the two notes receivable on Governour's Square. Net cash provided by investing activities and used in financing activities decreased due to the sale of the Partnership's remaining property in May 1996.

During 1996, the Partnership agreed to accept a payment of approximately $78,000 in 1997 as full satisfaction of the two notes receivable on Governour's Square. The outstanding balances for these two notes receivable totaled approximately $296,000, including accrued interest, of which $218,000 was fully reserved. Governour's Square sold its sole operating property and the majority of the sales proceeds were used to pay off the first mortgage.

The Partnership holds five notes receivable at June 30, 1997, totaling approximately $1,422,000 with approximately $1,515,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,158,000 of deferred interest revenue. Four of the five notes in the principal amount of approximately $1,023,000 are due from related partnerships. These four promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages. Future payments are dependent on excess cash flows from the properties or sales proceeds.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)    Exhibits:

              Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)    Reports on Form 8-K:

              None filed during the quarter ended June 30, 1997.



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



                             JACQUES-MILLER INCOME FUND, L.P. II

                             By: Jacques-Miller, Inc.
                                 Corporate General Partner


                             By: /s/ C. David Griffin
                                 C. David Griffin
                                 President
                                 Chief Executive Officer


                             Date:  August 1, 1997