Form 10QSB
period 1997-09-30
JACQUES MILLER INCOME FUND II
filed 1997-11-13
CIK 774655

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


              For the quarterly period ended September 30, 1997

                                      or

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

                                (864) 239-1000
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
X  .  No      .




                         PART I - FINANCIAL INFORMATION


ITEM 1.FINANCIAL STATEMENTS

a)                    JACQUES-MILLER INCOME FUND, L.P. II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1997



Assets
  Cash and cash equivalents                                      $   810
  Notes receivable (net of allowance
     of $3,002)                                                       --
                                                                 $   810


Liabilities and Partners' Capital (Deficit)
Liabilities
  Other liabilities                                              $    17

Partners' Capital (Deficit)
  General partner                                  $  (106)
  Limited partners (12,400 units
     issued and outstanding)                           899           793
                                                                 $   810

         See Accompanying Notes to Consolidated Financial Statements

b)                        JACQUES-MILLER INCOME FUND, L.P. II

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                  1997        1996       1997       1996
Revenues:
  Rental income                 $    --    $     1     $    --     $   290
  Other income                       10         13          28          54
     Total revenues                  10         14          28         344

Expenses:
  Operating                          --          2          --         146
  General and administrative          9          9          27          35
  Maintenance                        --         --          --          56
  Interest                           --         --          --          73
  Property taxes                     --         --          --          24
     Total expenses                   9         11          27         334

Gain on sale of investment
  property                           --         --          --       1,348
Income before
  extraordinary item                  1          3           1       1,358
Extraordinary loss on
  early extinguishment of debt       --         --          --        (221)

     Net income                 $     1    $     3     $     1     $ 1,137

Net income allocated
  to general partner (1%)       $    --    $    --     $    --     $    11
Net income allocated
  to limited partners (99%)           1          3           1       1,126
                                $     1    $     3     $     1     $ 1,137

Per limited partnership unit:
  Income before
     extraordinary item         $   .08    $   .21     $   .08     $108.41
  Extraordinary item                 --         --          --      (17.63)
Net income per limited
  partnership unit              $   .08    $   .21     $   .08     $ 90.78

               See Accompanying Notes to Consolidated Financial Statements

c)                         JACQUES-MILLER INCOME FUND, L.P. II

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)


                                   Limited
                                 Partnership  General     Limited
                                    Units     Partner    Partners     Total

Partners' capital (deficit)
  at December 31, 1996            12,400      $ (106)    $  898      $  792

Net income for the nine months
  ended September 30, 1997            --          --          1           1

Partners' capital (deficit)
  at September 30, 1997           12,400      $ (106)    $  899      $  793

               See Accompanying Notes to Consolidated Financial Statements


d)                      JACQUES-MILLER INCOME FUND, L.P. II

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                           (dollar amounts in thousands)




                                                            Nine Months Ended
                                                              September 30,
                                                            1997          1996
Cash flows from operating activities:
  Net income                                            $      1      $  1,137
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Amortization of discounts and loan costs                   --            13
   Gain on sale of investment property                        --        (1,348)
   Loss on early extinguishment of debt                       --           221
   Change in accounts:
     Restricted cash                                          --            26
     Accounts receivable                                      78            --
     Escrows for taxes                                        --            17
     Other assets                                             --            11
     Accounts payable                                         --           (36)
     Tenant security deposit liabilities                      --             2
     Other liabilities                                        (5)           25
         Net cash provided by operating
          activities                                          74            68

Cash flows from investing activities:
  Property improvements and replacements                      --           (13)
  Deposits to restricted escrows                              --           (15)
  Receipts from restricted escrows                            --           126
  Proceeds from sale of investment property                   --           927
         Net cash provided by investing activities            --         1,025

Cash flows from financing activities:
  Payments on mortgage notes payable                          --           (21)
  Distributions                                               --          (926)
         Net cash used in financing activities                --          (947)

Net increase in cash and cash equivalents                     74           146

Cash and cash equivalents at beginning of period             736           586
Cash and cash equivalents at end of period              $    810      $    732
Supplemental disclosure of cash flow information:
  Cash paid for interest                                $     --      $     67

Supplemental disclosure of non-cash activity:
  Assumption of first and second mortgage debt
    related to the sale of La Plaza                     $     --      $  1,984

            See Accompanying Notes to Consolidated Financial Statements

e)                     JACQUES-MILLER INCOME FUND, L.P. II

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jacques-Miller Income Fund, L.P. II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques Miller, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

NOTE C - NOTES RECEIVABLE

The Partnership holds five notes receivable at September 30, 1997, totaling approximately $1,422,000 with approximately $1,580,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,224,000 of deferred interest revenue. Four of the five notes in the principal amount of approximately $1,023,000 are due from related partnerships. These four promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships. One note in the amount of approximately $455,000 with accrued interest due in the amount of approximately $287,000, the "Quail Run Note," matured June 1, 1997 and is currently in default. The Partnership is currently in discussions with respect to receiving payment on this note; however, an agreement has not been reached as of September 30, 1997. A second note in the amount of $70,000 with accrued interest due in the amount of approximately $422,000, the "Highridge Note," matured May 1, 1996 and was in default at September 30, 1997. Subsequent to September 30, 1997, the Partnership obtained verbal approval to extend the call date for this note to May 1, 1998.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership sold its final investment property to an unaffiliated purchaser May 24, 1996 (see Note D - Sale of La Plaza).

The Partnership's net income for both the three and nine month periods ended September 30, 1997 was approximately $1,000 compared to net income of approximately $3,000 and $1,137,000 for the corresponding periods of 1996. The decrease in net income is directly attributable to the sale of La Plaza, the sole operating real estate asset, on May 24, 1996. The Partnership currently holds five notes which require payments from excess cash flow (see discussion below).

At September 30, 1997, the Partnership reported unrestricted cash of approximately $810,000 versus approximately $732,000 at September 30, 1996. Net cash provided by operating activities increased due to cash received in settlement on the two notes receivable on Governour's Square (see discussion below). Net cash provided by investing activities and used in financing activities decreased due to the sale of the Partnership's remaining property in May 1996.

During 1996, the Partnership agreed to accept a payment of approximately $78,000 in 1997 as full satisfaction of the two notes receivable on Governour's Square. The outstanding balances for these two notes receivable totaled approximately $296,000, including accrued interest, of which $218,000 was reserved. Governour's Square sold its sole operating property and the majority of the sales proceeds were used to pay off the first mortgage.

The Partnership holds five notes receivable at September 30, 1997, totaling approximately $1,422,000 with approximately $1,580,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,224,000 of deferred interest revenue. Four of the five notes in the principal amount of approximately $1,023,000 are due from related partnerships. These four promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships. One note in the amount of approximately $455,000 with accrued interest due in the amount of approximately $287,000, the "Quail Run Note," matured June 1, 1997 and is currently in default. The Partnership is currently in discussions with respect to receiving payment on this note; however, an agreement has not been reached as of September 30, 1997. A second note in the amount of $70,000 with accrued interest due in the amount of approximately $422,000, the "Highridge Note," matured May 1, 1996 and was in default at September 30, 1997. Subsequent to September 30, 1997, the Partnership obtained verbal approval to extend the call date for this note to May 1, 1998. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages. Future payments are dependent on excess cash flows from the properties or sales proceeds.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)   Reports on Form 8-K:

           None filed during the quarter ended September 30, 1997.



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


                             Date: November 13, 1997