Form 10KSB
period 1997-12-31
JACQUES MILLER INCOME FUND II
filed 1998-03-20
CIK 774655

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 1997
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

State issuer's revenues for its most recent fiscal year.  $37,000

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1997. Market value information is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

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

Effective June 30, 1989, Jacques-Miller, Inc. sold the economic benefits and economic rights in Jacques-Miller sponsored limited partnerships, including the Registrant, to Balanced Holdings Partners, L.P., an affiliate. Effective December 31, 1991, MAE GP Corporation ("MAE GP") an affiliate of Insignia Financial Group, Inc. ("Insignia") of Greenville, South Carolina acquired substantially all of the assets of Jacques-Miller, Inc.; however, such assets purchased do not include the General Partner Interest of the Registrant.

The Registrant has no employees. Management and administrative services are performed by Insignia Residential Group, L.P., an affiliate of Insignia, pursuant to management and administrative agreements.


ITEM 2.   DESCRIPTION OF PROPERTIES

As of May 24, 1996, the Partnership no longer owns any investments in real estate due to the sale of its final investment property, La Plaza. The Partnership received net proceeds of approximately $927,000 after payment of closing costs. This disposition resulted in a gain of approximately $1,348,000 and a loss on early extinguishment of debt of approximately $221,000 due to the write-off of unamortized loan costs and mortgage discount for the year ended December 31, 1996.

See "Note C" of the financial statements included in "Item 7." for a further description of the sale.


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


                                    PART II

ITEM 5.   MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

There is no established market for the Units and it is not anticipated that any will develop in the foreseeable future. As of December 31, 1997, there were 1,218 holders of record owning an aggregate of 12,400 Units.

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

No cash distributions were paid during the year ended December 31, 1997. During 1996, the Partnership distributed approximately $917,000 to the limited partners and approximately $9,000 to the general partner due to the sale of La Plaza. There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Partnership Agreement.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1997 was approximately $16,000 compared to net income of approximately $1,213,000 for the year ended December 31, 1996. The decrease in net income is directly attributable to the sale of La Plaza, the sole operating real estate asset on May 24, 1996. The Partnership currently holds five notes which require payments from excess cash flow (see discussion below).

Liquidity and Capital Resources

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $789,000 compared to approximately $736,000 at December 31, 1996. The net increase in cash and cash equivalents for the years ended December 31, 1997 and 1996 is approximately $53,000 and $150,000, respectively. Net cash provided by operating and investing activities and used in financing activities decreased due to the sale of La Plaza, the sole operating real estate asset of the Partnership on May 24, 1996.

On May 24, 1996, Jacques-Miller Income Fund II Special Asset Partnership (La Plaza) L.P., which is 99.9% owned by the Partnership, sold La Plaza Apartments, located in Altamonte Springs, Florida, to an unaffiliated purchaser, Wymore Equity Associates, L.C., a Florida limited liability company. Wymore Equity Associates, L.C. purchased La Plaza Apartments for a contract price of $3,200,000. Included as part of this purchase price is the assumption of approximately $1,984,000 in first and second mortgage debt. The Partnership received net proceeds of approximately $927,000 after payment of closing costs. This disposition resulted in a gain of approximately $1,348,000 and a loss on early extinguishment of debt of approximately $221,000 due to the write-off of unamortized loan costs and mortgage discount for the year ended December 31, 1996.

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

The Partnership holds five notes receivable at December 31, 1997, totaling approximately $1,422,000 with approximately $1,638,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,282,000 of deferred interest revenue. Additionally, these five notes are due from related partnerships. These five promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships. One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $267,000, the "Catawba Club Note" matured November 1, 1997. A second note in the amount of approximately $399,000 with accrued interest due in the amount of approximately $258,000, the "Tall Oaks Note" also matured November 1, 1997. A third note in the amount of approximately $455,000 with accrued interest due in the amount of approximately $301,000, the "Quail Run Note," matured June 1, 1997. A fourth note in the amount of $70,000 with accrued interest due in the amount of approximately $436,000, the "Highridge Note," matured May 1, 1996. All four of these notes were in default at December 31, 1997. The fifth note in the amount of $86,000 with accrued interest due in the amount of approximately $376,000, the "Woodlawn Village Note", matured January 1, 1998 and was in default at that time. The Partnership is currently seeking to receive full payment and resolution on each of these notes. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages and are dependent on excess cash flow from the properties or sales proceeds. No payments were received in 1997 or 1996.

No distributions were made during the year ended December 31, 1997. During the year ended December 31, 1996, a distribution of approximately $917,000 and $9,000 was paid to the limited partners and general partner, respectively, in connection with the sale of La Plaza. Future cash distributions will depend on the levels of net cash generated from the collection of notes receivable and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS


JACQUES-MILLER INCOME FUND, L.P. II

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet--December 31, 1997

Consolidated Statements of Operations--Years ended December 31, 1997 and 1996

Consolidated Statements of Changes in Partners' Capital (Deficit)--Years ended
 December 31, 1997 and 1996

Consolidated Statements of Cash Flows--Years ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements










                 Report of Ernst & Young LLP, Independent Auditors




The Partners
Jacques-Miller Income Fund, L.P. II


We have audited the accompanying consolidated balance sheet of Jacques-Miller Income Fund, L.P. II (A Limited Partnership) as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacques-Miller Income Fund, L.P. II (A Limited Partnership) at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                    /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 1998


                      JACQUES-MILLER INCOME FUND, L.P. II

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997




Assets
 Cash and cash equivalents                                              $ 789
 Notes receivable (net of allowance of
   approximately $3,060) (Note B)                                          --
 Interest receivable                                                        1

                                                                        $ 790

Liabilities and Partners' Capital (Deficit)

Liabilities
 Other liabilities                                                      $  14

Partners' Capital (Deficit)
 General partner's                                      $  (106)
 Limited partners' (12,400
   units issued and outstanding)                            882           776

                                                                        $ 790

            See Accompanying Notes to Consolidated Financial Statements


                        JACQUES-MILLER INCOME FUND, L.P. II

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)




                                                       Years Ended December 31,
                                                           1997         1996

Revenues:
 Rental income                                          $    --     $   290
 Other income                                                37         140
 Gain on sale of property                                    --       1,348

         Total revenues                                      37       1,778

Expenses:
 Operating                                                   --         203
 General and administrative                                  53          44
 Interest                                                    --          73
 Property taxes                                              --          24
         Total expenses                                      53         344


(Loss) income before extraordinary item                     (16)      1,434

Extraordinary loss on
  early extinguishment of debt                               --        (221)

         Net (loss) income                              $   (16)    $ 1,213

Net (loss) income allocated to general partner (1%)     $    --     $    12
Net (loss) income allocated to limited partners (99%)       (16)      1,201

                                                        $   (16)    $ 1,213

Per limited partnership unit:
(Loss) income before extraordinary item                 $ (1.29)    $114.52
Extraordinary loss on
  early extinguishment of debt                               --      (17.63)

Net (loss) income per limited partnership unit          $ (1.29)    $ 96.89

            See Accompanying Notes to Consolidated Financial Statements


                        JACQUES-MILLER INCOME FUND, L.P. II

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                         (in thousands, except unit data)




                                  Limited
                                Partnership  General   Limited
                                   Units     Partner   Partners    Total

Partners' (deficit) capital at
  December 31, 1995               12,400      $(109)    $  614    $  505

Net income for the year
  ended December 31, 1996             --         12      1,201     1,213

Distributions                         --         (9)      (917)     (926)

Partners' (deficit) capital
  at December 31, 1996            12,400       (106)       898       792

Net loss for the year ended
    December 31, 1997                 --         --        (16)      (16)

Partners' (deficit) capital at
   December 31, 1997              12,400      $(106)    $  882    $  776

          See Accompanying Notes to Consolidated Financial Statements


                      JACQUES-MILLER INCOME FUND, L.P. II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                      Years Ended December 31,
                                                         1997          1996
Cash flows from operating activities:
 Net (loss) income                                    $   (16)     $ 1,213
 Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
   Amortization of discounts and loan costs                --           13
   Gain on sale of property                                --       (1,348)
   Extraordinary item - loss on early
     extinguishment of debt                                --          221
   Change in accounts:
     Receivables and other assets                          --           54
     Interest receivable                                   (1)          --
     Note receivable                                       78          (78)
     Accounts payable                                      --          (38)
     Tenant security deposit liabilities                   --            2
     Other liabilities                                     (8)          33

      Net cash provided by operating activities            53           72

Cash flows from investing activities:
 Property improvements and replacements                    --          (13)
 Receipts from restricted escrows                          --          111
 Proceeds from sale of investment property                 --          927

      Net cash provided by investing activities            --        1,025

Cash flows from financing activities:
 Payments on mortgage notes payable                        --          (21)
 Distributions                                             --         (926)

      Net cash used in financing activities                --         (947)

Net increase in cash and cash equivalents                  53          150

Cash and cash equivalents at beginning of year            736          586

Cash and cash equivalents at end of year              $   789      $   736

Supplemental disclosure of cash flow information:
 Cash paid for interest                               $    --      $    67


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Notes Receivable

Notes receivable were adjusted approximately $252,000 and $166,000 at December 31, 1997 and 1996, respectively, for non-cash amounts in connection with accrued interest on the notes receivable. These amounts were fully reserved.

Mortgage Note Payable

Mortgage note payable was adjusted approximately $1,984,000 at December 31, 1996 for a non-cash amount in connection with the assumption of mortgage debt related to the sale of La Plaza Apartments.

          See Accompanying Notes to Consolidated Financial Statements



                      JACQUES-MILLER INCOME FUND, L.P. II

                   Notes to Consolidated Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Jacques-Miller Income Fund, L.P. II (the "Partnership") is a Delaware limited partnership organized in July 1985 to make long-term junior mortgage loans, including wraparound mortgage loans and, to a lesser extent, other mortgage loans including first mortgage loans primarily to affiliated public and private real estate limited partnerships. The Partnership currently holds five notes receivable.

Principles of Consolidation: The consolidated financial statements include all the accounts of the Partnership and its one 99.9% owned partnership. All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Allocations to Partners: Net income (loss) of the Partnership and taxable income (loss) are allocated 99% to the limited partners and 1% to the general partner. Distributions of available cash, as defined by the partnership agreement, are allocated among the limited partners and the general partner in accordance with the agreement of limited partnership.

Cash and Cash Equivalents: Includes cash on hand and in banks, certificates of deposit, and money market funds with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

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

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $3,000 for the year ended December 31, 1996. There was no advertising expense in 1997.

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments. Management of the Partnership believes that the carrying amount of the notes receivable approximates their fair value.

Reclassifications: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - NOTES RECEIVABLE

Notes receivable consist of (in thousands):


                                             December 31,
                                                 1997

Notes receivable                              $ 1,422
Accrued interest receivable on
 notes receivable                               1,638
                                                3,060
Provision for uncollectibles
 (including approximately $1,282,000
  of deferred interest revenue)                (3,060)

                                              $    --

The Partnership holds five notes receivable at December 31, 1997, totaling approximately $1,422,000 with approximately $1,638,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,282,000 of deferred interest revenue. Additionally, these five notes are due from related partnerships. These five promissory notes bear interest at rates ranging from 11% to 12.5%, and are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

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

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $267,000, the "Catawba Club Note" matured November 1, 1997. A second note in the amount of approximately $399,000 with accrued interest due in the amount of approximately $258,000, the "Tall Oaks Note" also matured November 1, 1997. A third note in the amount of approximately $455,000 with accrued interest due in the amount of approximately $301,000, the "Quail Run Note," matured June 1, 1997. A fourth note in the amount of $70,000 with accrued interest due in the amount of approximately $436,000, the "Highridge Note," matured May 1, 1996. All four of these notes were in default at December 31, 1997. The fifth note in the amount of $86,000 with accrued interest due in the amount of approximately $376,000, the "Woodlawn Village Note", matured January 1, 1998 and was in default at that time. The Partnership is currently seeking to receive full payment and resolution on each of these notes. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages and are dependent on excess cash flow from the properties or sales proceeds. No payments were received in 1997 or 1996.

NOTE C - SALE OF LA PLAZA

On May 24, 1996, Jacques-Miller Income Fund II Special Asset Partnership (La Plaza) L.P., which is 99.9% owned by the Partnership, sold La Plaza Apartments, located in Altamonte Springs, Florida, to an unaffiliated purchaser, Wymore Equity Associates, L.C., a Florida limited liability company. Wymore Equity Associates, L.C. purchased La Plaza Apartments for a contract price of $3,200,000. Included as part of this purchase price is the assumption of approximately $1,984,000 in first and second mortgage debt. The Partnership received net proceeds of approximately $927,000 after payment of closing costs. This disposition resulted in a gain of approximately $1,348,000 and a loss on early extinguishment of debt of approximately $221,000 due to the write-off of unamortized loan costs and mortgage discount for the year ended December 31, 1996.

Revenues and expenses from La Plaza were approximately $328,000 and $299,000, respectively, in 1996.

NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except unit data):


                                                  1997              1996

Net (loss) income as reported                $    (16)           $  1,213
Add (deduct):
   Depreciation differences                        --                 (44)
   Bad debt                                        --                (194)
   Disposal of property                            --                 (39)
   Other                                          (15)                  4

Federal taxable (loss) income                $    (31)           $    940

Federal taxable (loss) income
   per limited partnership unit              $  (2.48)           $  75.07



The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                   $  776
Allowance for doubtful accounts           1,778
Other                                         7
Net assets - Federal tax basis           $2,561


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has outstanding notes receivable in the amount of approximately $1,422,000 with affiliated partnerships at December 31, 1997. During 1996, the Partnership agreed to accept a payment of approximately $78,000 in 1997 in full satisfaction of the two notes receivable on Governour's Square. The outstanding balances for these two notes receivable totaled approximately $296,000, including accrued interest, and were fully reserved.

On December 31, 1991, MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired substantially all of the assets of Jacques-Miller, Inc. (the General Partner Interest of the Registrant) including Jacques-Miller's property management organization. However, the General Partner Interest of the Registrant was not acquired during this transaction. As a result of a separate Advisory Agreement between the Registrant and IFGP Corporation (an affiliate of Insignia) Insignia and its affiliates succeeded to those asset management and property management duties previously performed by Jacques-Miller.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.


                                    PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

The General Partner of the Registrant is:

     Jacques-Miller, Inc., a Tennessee Corporation

Jacques-Miller, Inc., the Managing General Partner, was formed under the laws of the State of Tennessee in 1972.

The principal executive officer and director of the Managing General Partner is:


       Name                      Age         Position

C. David Griffin                 51      President, Chief Operating Officer
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

Insignia Transaction

On December 31, 1991, MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired substantially all of the assets of Jacques-Miller, Inc. (the General Partner Interest of the Registrant) including Jacques-Miller's property management organization. However, the General Partner Interest of the Registrant was not acquired during this transaction. As a result of a separate Advisory Agreement between the Registrant and IFGP Corporation (an affiliate of Insignia) Insignia and its affiliates succeeded to those asset management and property management duties previously performed by Jacques-Miller.

ITEM 10.   EXECUTIVE COMPENSATION

The Registrant was not required to and did not pay remuneration to officers and/or directors of the Managing General Partner during 1997 or 1996.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person or group is known by the Registrant to own beneficially more than 5% of the outstanding Interests of the Registrant, as of December 31, 1997.

No officer or director of the General Partner of the Registrant owns, nor do the officers or directors as a group own, any of the Registrant's Interests as of December 31, 1997. No officer or director of the General Partner possesses a right to acquire beneficial ownership of Interests of the Registrant.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has outstanding notes receivable in the amount of approximately $1,422,000 with affiliated partnerships at December 31, 1997. During 1996, the Partnership agreed to accept a payment of approximately $78,000 in 1997 in full satisfaction of the two notes receivable on Governour's Square. The outstanding balances for these two notes receivable totaled approximately $296,000, including accrued interest, and were fully reserved.


ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1997:

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

                           Date: March 20, 1998



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