Form 10QSB
period 1998-03-31
JACQUES MILLER INCOME FUND II
filed 1998-05-11
CIK 774655

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998

                                       or

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

                       102 Woodmont Boulevard, Suite 420
                          Nashville, Tennessee, 37205
                    (Address of principal executive offices)

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

                         PART I - FINANCIAL INFORMATION



ITEM 1.FINANCIAL STATEMENTS

a)
                      JACQUES-MILLER INCOME FUND, L.P. II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998


Assets
  Cash and cash equivalents                                         $766
  Notes receivable (net of allowance
     of $3,127)                                                       --

                                                                    $766

Liabilities and Partners' (Deficit) Capital

Liabilities
  Other liabilities                                                 $  5
Partners' (Deficit) Capital
  General partner                                    $(106)
  Limited partners (12,400 units
     issued and outstanding)                           867           761

                                                                    $766

          See Accompanying Notes to Consolidated Financial Statements

b)
                      JACQUES-MILLER INCOME FUND, L.P. II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                           Three Months Ended
                                                                March 31,
                                                           1998          1997
Revenues:
   Interest income                                        $    9        $   8

Expenses:
   General and administrative                                 24            7

  Net (loss) income                                      $  (15)       $   1

Net (loss) income allocated to general partner (1%)       $   --        $  --
Net (loss) income allocated to limited partners (99%)        (15)           1
                                                          $  (15)       $   1

Net (loss) income per limited partnership unit            $(1.21)       $ .08


          See Accompanying Notes to Consolidated Financial Statements

c)
                      JACQUES-MILLER INCOME FUND, L.P. II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                      (Unaudited)
                            (in thousands, except unit data)

                                    Limited
                                  Partnership     General      Limited
                                     Units        Partner      Partners      Total
Partners' (deficit) capital
  at December 31, 1997              12,400      $ (106)       $ 882          $ 776

Net loss for the three
  months ended March 31, 1998           --          --          (15)           (15)

Partners' (deficit) capital
  at March 31, 1998                 12,400      $ (106)       $ 867          $ 761

          See Accompanying Notes to Consolidated Financial Statements

d)
                      JACQUES-MILLER INCOME FUND, L.P. II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Three Months Ended
                                                               March 31,
                                                         1998            1997
Cash flows from operating activities:
 Net (loss) income                                       $  (15)        $    1
 Adjustments to reconcile net (loss) income to net
 cash used in operating activities:
   Change in accounts:
      Interest receivable                                     1             --
      Other liabilities                                      (9)           (15)
         Net cash used in operating activities              (23)           (14)

Cash flows from investing activities:
  Payments on notes receivable                               --             78

Net (decrease) increase in cash and cash equivalents        (23)            64

Cash and cash equivalents at beginning of period            789            736

Cash and cash equivalents at end of period               $  766         $  800


          See Accompanying Notes to Consolidated Financial Statements

e)
                      JACQUES-MILLER INCOME FUND, L.P. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jacques-Miller Income Fund, L.P. II ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc., (the "General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has outstanding notes receivable with five affiliated partnerships. During March 1997, the Partnership accepted a payment of approximately $78,000 in full satisfaction of the two notes receivable on Governour's Square. The outstanding balances for these two notes receivable totaled approximately $296,000, including accrued interest, of which $218,000 was fully reserved. (See "Note C" for further information concerning the notes receivable).

NOTE C - NOTES RECEIVABLE

The Partnership holds five notes receivable at March 31, 1998, totaling approximately $1,422,000 with approximately $1,705,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,348,000 of deferred interest revenue. Additionally, these five notes are due from affiliated partnerships. These five promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships. One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $280,000, the "Catawba Club Note" matured November 1, 1997. A second note in the amount of approximately $399,000 with accrued interest due in the amount of approximately $271,000, the "Tall Oaks Note" also matured November 1, 1997. A third note in the amount of approximately $455,000 with accrued interest due in the amount of approximately $315,000, the "Quail Run Note," matured June 1, 1997. A fourth note in the amount of $70,000 with accrued interest due in the amount of approximately $450,000, the "Highridge Note," matured May 1, 1996. All four of these notes were in default at December 31, 1997. The fifth note in the amount of $86,000 with accrued interest due in the amount of approximately $389,000, the "Woodlawn Village Note", matured January 1, 1998 and was in default at that time. The Partnership is currently seeking to receive full payment and resolution on each of these notes. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages and are dependent on excess cash flow from the properties or sales proceeds.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's net loss for the three months ended March 31, 1998, was approximately $15,000 compared to net income of approximately $1,000 for the three months ended March 31, 1997. The decrease in net income is directly attributable to the increase in general and administrative expenses due to an increase in General Partner reimbursements.

At March 31, 1998, the Partnership reported cash and cash equivalents of approximately $766,000 versus approximately $800,000 at March 31, 1997. There was a net cash decrease for the three months ended March 31, 1998 of approximately $23,000 compared to an increase of approximately $64,000 for the same three month period in 1997. Net cash used in operating activities increased due to the increase in net loss as described above. Net cash provided by investing activities decreased due to cash received in settlement of the notes receivable on Goverour's Square in 1997 with no such repayment in 1998.

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

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $280,000, the "Catawba Club Note" matured November 1, 1997. A second note in the amount of approximately $399,000 with accrued interest due in the amount of approximately $271,000, the "Tall Oaks Note" also matured November 1, 1997. A third note in the amount of approximately $455,000 with accrued interest due in the amount of approximately $315,000, the "Quail Run Note," matured June 1, 1997. A fourth note in the amount of $70,000 with accrued interest due in the amount of approximately $450,000, the "Highridge Note," matured May 1, 1996. All four of these notes were in default at December 31, 1997. The fifth note in the amount of $86,000 with accrued interest due in the amount of approximately $389,000, the "Woodlawn Village Note", matured January 1, 1998 and was in default at that time. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages and are dependent on excess cash flow from the properties or sales proceeds. At March 31, 1998, the Catawba note is in the process of being refinanced and the sale of the Tall Oaks property is expected to close in May, 1998. The Partnership is currently seeking to receive full payment and resolution on each of these notes. However, there can be no assurance that these transactions will close or that the Partnership will receive any repayments. All of the above notes are fully reserved.

Year 2000

The Partnership is dependent upon the General Partner and Insignia Financial Group, Inc. ("Insignia") for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)   Reports on Form 8-K:

           None filed during the quarter ended March 31, 1998.



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

                             Date: May 11, 1998