Form 10QSB
period 1998-06-30
JACQUES MILLER INCOME FUND II
filed 1998-08-12
CIK 774655

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


                  For the quarterly period ended June 30, 1998

                                       or

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

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

a)
                      JACQUES-MILLER INCOME FUND, L.P. II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998



Assets
  Cash and cash equivalents                                         $765
  Notes receivable (net of allowance
     of $3,194)                                                       --
                                                                    $765

Liabilities and Partners' (Deficit) Capital

Liabilities
  Other liabilities                                                 $ 10
Partners' (Deficit) Capital
  General partner                                    $(106)
  Limited partners (12,400 units
     issued and outstanding)                           861           755

                                                                    $765

          See Accompanying Notes to Consolidated Financial Statements


b)
                      JACQUES-MILLER INCOME FUND, L.P. II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Three Months Ended    Six Monthd Ended
                                       June 30,             June 30,
                                    1998      1997      1998      1997
Revenues:
  Other income                     $     8   $    10   $    17   $    18

Expenses:
  General and administrative            14        11        38        18

     Net (loss) income             $    (6)  $    (1)  $   (21)  $    --

Net (loss) income allocated
  to general partner (1%)          $    --   $    --   $    --   $    --
Net (loss) income allocated
  to limited partners (99%)             (6)       (1)      (21)       --

                                   $    (6)  $    (1)  $   (21)  $    --

Net (loss) income per limited
  partnership unit                 $  (.48)  $ (0.08)  $ (1.69)  $    --

          See Accompanying Notes to Consolidated Financial Statements

c)
                      JACQUES-MILLER INCOME FUND, L.P. II
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                      (Unaudited)
                            (in thousands, except unit data)



                                    Limited
                                  Partnership   General    Limited
                                     Units      Partner    Partners    Total

Partners' (deficit) capital
  at December 31, 1997              12,400      $ (106)       $ 882     $ 776

Net loss for the six months
  ended June 30, 1998                   --          --          (21)      (21)

Partners' (deficit) capital
  at June 30, 1998                  12,400      $ (106)       $ 861     $ 755


          See Accompanying Notes to Consolidated Financial Statements

d)
                      JACQUES-MILLER INCOME FUND, L.P. II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Six Months Ended
                                                               June 30,
                                                           1998         1997
Cash flows from operating activities:
 Net (loss) income                                       $  (21)      $   --
 Adjustments to reconcile net (loss) income to net
 cash used in operating activities:
   Change in accounts:
      Interest receivable                                     1           78
      Other liabilities                                      (4)          (8)
         Net cash (used in) provided by operating
           activities                                       (24)          70

Net (decrease) increase in cash and cash equivalents        (24)          70

Cash and cash equivalents at beginning of period            789          736

Cash and cash equivalents at end of period               $  765       $  806

          See Accompanying Notes to Consolidated Financial Statements

e)
                      JACQUES-MILLER INCOME FUND, L.P. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jacques-Miller Income Fund, L.P. II ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc., (the "General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

NOTE C - NOTES RECEIVABLE

The Partnership holds five notes receivable at June 30, 1998, totaling approximately $1,422,000 with approximately $1,772,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,176,000 of deferred interest revenue. Additionally, these five notes are due from affiliated partnerships. These five promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships. One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $293,000, the "Catawba Club Note," matured November 1, 1997. A second note in the amount of approximately $399,000 with accrued interest due in the amount of approximately $283,000, the "Tall Oaks Note," also matured November 1, 1997. A third note in the amount of approximately $455,000 with accrued interest due in the amount of approximately $330,000, the "Quail Run Note," matured June 1, 1997. A fourth note in the amount of $70,000 with accrued interest due in the amount of approximately $465,000, the "Highridge Note," matured May 1, 1996. All four of these notes were in default at June 30, 1998. The fifth note in the amount of $86,000 with accrued interest due in the amount of approximately $402,000, the "Woodlawn Village Note", matured January 1, 1998 and was in default at June 30, 1998. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages and are dependent on excess cash flow from the properties or sales proceeds. At June 30, 1998, the Catawba Club note was in the process of being refinanced. Tall Oaks was sold in May of 1998 and the Partnership has agreed to accept one third of the net proceeds in settlement of the Tall Oaks note. The Partnership is currently seeking to receive full payment and resolution on each of the three remaining notes. However, there can be no assurance that these transactions will close or that the Partnership will receive any repayments. All of the above notes are fully reserved.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's net loss for the six months ended June 30, 1998, was approximately $21,000 compared to net income of approximately $100 for the six months ended June 30, 1997. The Partnership experienced a net loss for the three months ended June 30, 1998 and 1997 of approximately $6,000 and $1,000, respectively. The decrease in net income is directly attributable to the increase in general and administrative expenses due to an increase in reimbursements associated with the administration of the Partnership.

At June 30, 1998, the Partnership reported cash and cash equivalents of approximately $765,000 versus approximately $806,000 at June 30, 1997. There was a net cash decrease for the six months ended June 30, 1998 of approximately $24,000 compared to an increase of approximately $70,000 for the same period in 1997. Net cash used in operating activities increased due to the increase in net loss as described above and due to cash received in settlement of the notes receivable on Governour's Square in 1997 with no such repayment in 1998.

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

The Partnership holds five notes receivable at June 30, 1998, totaling approximately $1,422,000 with approximately $1,772,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,176,000 of deferred interest revenue. Additionally, these five notes are due from affiliated partnerships. These five promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $293,000, the "Catawba Club Note," matured November 1, 1997. A second note in the amount of approximately $399,000 with accrued interest due in the amount of approximately $283,000, the "Tall Oaks Note," also matured November 1, 1997. A third note in the amount of approximately $455,000 with accrued interest due in the amount of approximately $330,000, the "Quail Run Note," matured June 1, 1997. A fourth note in the amount of $70,000 with accrued interest due in the amount of approximately $465,000, the "Highridge Note," matured May 1, 1996. All four of these notes were in default at June 30, 1998. The fifth note in the amount of $86,000 with accrued interest due in the amount of approximately $402,000, the "Woodlawn Village Note," matured January 1, 1998 and was in default at June 30, 1998. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages and are dependent on excess cash flow from the properties or sales proceeds. At June 30, 1998, the Catawba Club note was in the process of being refinanced. Tall Oaks was sold in May of 1998 and the Partnership has agreed to accept one third of the net proceeds in settlement of the Tall Oaks Note. The Partnership is currently seeking to receive full payment and resolution on each of the three remaining notes. However, there can be no assurance that these transactions will close or that the Partnership will receive any repayments. All of the above notes are fully reserved.

Year 2000

The Partnership is dependent upon the General Partner and Insignia Financial Group, Inc. ("Insignia") for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

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

      b)   Reports on Form 8-K:

           None filed during the quarter ended June 30, 1998.



                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             JACQUES-MILLER INCOME FUND, L.P. II

                             By:   Jacques-Miller, Inc.
                                   as Corporate General Partner



                             By:   /s/ C. David Griffin
                                   C. David Griffin
                                   President
                                   Chief Executive Officer


                             Date: August 12, 1998