Form 10QSB
period 1998-09-30
JACQUES MILLER INCOME FUND II
filed 1998-11-16
CIK 774655

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


               For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

                         Commission file number 0-15758


                     JACQUES-MILLER INCOME FUND, L.P. - II
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


                         PART I - FINANCIAL INFORMATION


ITEM 1.FINANCIAL STATEMENTS

a)
                     JACQUES-MILLER INCOME FUND, L.P. - II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998


Assets
  Cash and cash equivalents                                 $745
  Notes receivable (net of allowance
     of $3,250)                                               --
  Other assets                                                25
                                                            $770
Liabilities and Partners' (Deficit) Capital

Liabilities
  Other liabilities                                         $ 16
Partners' (Deficit) Capital
  General partner                              $(106)
  Limited partners (12,400 units
     issued and outstanding)                     860         754

                                                            $770

          See Accompanying Notes to Consolidated Financial Statements


b)
                     JACQUES-MILLER INCOME FUND, L.P. - II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                  1998       1997        1998       1997
Revenues:
  Other income                  $     9     $    10    $    26    $    28

Expenses:
  General and administrative         10           9         48         27

     Net (loss) income          $    (1)    $     1    $   (22)   $     1

Net (loss) income allocated
  to general partner (1%)       $    --     $    --    $    --    $    --
Net (loss) income allocated
  to limited partners (99%)          (1)          1        (22)         1
                                $    (1)    $     1    $   (22)   $     1

Net (loss) income per limited
  partnership unit              $  (.08)    $  0.08    $ (1.77)   $   .08

          See Accompanying Notes to Consolidated Financial Statements


c)
                     JACQUES-MILLER INCOME FUND, L.P. - II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)


                                Limited
                              Partnership  General    Limited
                                 Units     Partner    Partners    Total

Partners' (deficit) capital
  at December 31, 1997           12,400    $ (106)       $ 882     $ 776

Net loss for the nine months
  ended September 30, 1998           --        --          (22)      (22)

Partners' (deficit) capital
  at September 30, 1998          12,400    $ (106)       $ 860     $ 754

          See Accompanying Notes to Consolidated Financial Statements


d)
                     JACQUES-MILLER INCOME FUND, L.P. - II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                       Nine Months Ended
                                                         September 30,
                                                        1998       1997
Cash flows from operating activities:
 Net (loss) income                                     $  (22)    $    1
 Adjustments to reconcile net (loss) income to net
 cash used in operating activities:
   Change in accounts:
      Interest receivable                                   1         78
      Other assets                                        (25)
      Other liabilities                                     2         (5)
         Net cash (used in) provided by operating
           activities                                     (44)        74

Net (decrease) increase in cash and cash equivalents      (44)        74

Cash and cash equivalents at beginning of period          789        736

Cash and cash equivalents at end of period             $  745     $  810

          See Accompanying Notes to Consolidated Financial Statements


e)
                     JACQUES-MILLER INCOME FUND, L.P. - II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jacques-Miller Income Fund, L.P. - II ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc., (the "General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

NOTE C - NOTES RECEIVABLE

The Partnership holds five notes receivable at September 30, 1998, totaling approximately $1,422,000 with approximately $1,828,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,232,000 of deferred interest revenue. Additionally, these five notes are due from affiliated partnerships. These five promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships. One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $306,000, the "Catawba Club Note," matured November 1, 1997. A second note in the amount of approximately $399,000 with accrued interest due in the amount of approximately $283,000, the "Tall Oaks Note," also matured November 1, 1997. A third note in the amount of approximately $455,000 with accrued interest due in the amount of approximately $344,000, the "Quail Run Note," matured June 1, 1997. A fourth note in the amount of $70,000 with accrued interest due in the amount of approximately $481,000, the "Highridge Note," matured May 1, 1996. All four of these notes were in default at September 30, 1998. The fifth note in the amount of $86,000 with accrued interest due in the amount of approximately $415,000, the "Woodlawn Village Note", matured January 1, 1998 and was in default at September 30, 1998. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages and are dependent on excess cash flow from the properties or sales proceeds. Tall Oaks was sold in May of 1998 and the Partnership has agreed to accept one third of the net proceeds in settlement of the Tall Oaks note. Additionally, the Partnership has agreed to accept one third of the net sales proceeds in settlement of the Woodlawn Village Note, upon the sale of the Woodlawn Village property. The Partnership is currently seeking to receive full payment and resolution on each of the three remaining notes and recently filed a legal action to recover the amounts due on the Catawba Club and Quail Run notes. However, there can be no assurance that these transactions will close or that the Partnership will receive any repayments. All of the above notes are fully reserved.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's net loss for the nine months ended September 30, 1998, was approximately $22,000 compared to net income of approximately $1,000 for the nine months ended September 30, 1997. The Partnership experienced a net loss for the three months ended September 30, 1998 of approximately $1,000 versus net income of approximately $1,000 for the same period in 1997. The decrease in net income is directly attributable to the increase in general and administrative expenses due to an increase in costs associated with the administration of the Partnership.

At September 30, 1998, the Partnership has cash and cash equivalents of approximately $745,000 versus approximately $810,000 at September 30, 1997. There was a net cash decrease for the nine months ended September 30, 1998 of approximately $44,000 compared to an increase of approximately $74,000 for the same period in 1997. Net cash used in operating activities increased due to the increase in net loss as described above and due to an increase in other assets attributable to payment of a legal retainer related to the collection of notes receivable. Additionally, in 1997, the Partnership received a payment on a prior outstanding note receivable (as discussed below) with no such repayment in 1998.

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

The Partnership holds five notes receivable at September 30, 1998, totaling approximately $1,422,000 with approximately $1,828,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,232,000 of deferred interest revenue. Additionally, these five notes are due from affiliated partnerships. These five promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $306,000, the "Catawba Club Note," matured November 1, 1997. A second note in the amount of approximately $399,000 with accrued interest due in the amount of approximately $283,000, the "Tall Oaks Note," also matured November 1, 1997. A third note in the amount of approximately $455,000 with accrued interest due in the amount of approximately $344,000, the "Quail Run Note," matured June 1, 1997. A fourth note in the amount of $70,000 with accrued interest due in the amount of approximately $481,000, the "Highridge Note," matured May 1, 1996. All four of these notes were in default at September 30, 1998. The fifth note in the amount of $86,000 with accrued interest due in the amount of approximately $415,000, the "Woodlawn Village Note," matured January 1, 1998 and was in default at September 30, 1998. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages and are dependent on excess cash flow from the properties or sales proceeds. Tall Oaks was sold in May of 1998 and the Partnership has agreed to accept one third of the net proceeds in settlement of the Tall Oaks Note. Additionally, the Partnership has agreed to accept one third of the net sales proceeds in settlement of the Woodlawn Village Note, upon the sale of the Woodlawn Village property. The Partnership is currently seeking to receive full payment and resolution on each of the three remaining notes and recently filed an action to recover the amounts due on the Catawba Club and Quail Run notes. However, there can be no assurance that these transactions will close or that the Partnership will receive any repayments. All of the above notes are fully reserved.

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

      b)   Reports on Form 8-K:

           None filed during the quarter ended September 30, 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             JACQUES-MILLER INCOME FUND, L.P. - II

                             By: Jacques-Miller, Inc.
                                 as Corporate General Partner


                             By: /s/ C. David Griffin
                                 C. David Griffin
                                 President
                                 Chief Executive Officer


                             Date: November 16, 1998