Form 10KSB
period 1998-12-31
JACQUES MILLER INCOME FUND II
filed 1999-03-31
CIK 774655

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the transition period         to

                         Commission file number 0-15758

                       JACQUES-MILLER INCOME FUND L.P.-II
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

State issuer's revenues for its most recent fiscal year.  $130,000

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Jacques-Miller Income Fund L.P.-II ("Registrant" or "Partnership") is a Delaware limited partnership formed in July 1985 for the purpose of making first mortgage loans, wrap-around mortgage loans and other loans secured directly or indirectly by interests in real property substantially all of which may be made to affiliated public and private real estate limited partnerships. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2028 unless terminated prior to such date. The Registrant has made loans providing, generally, for repayment of principal between 8 and 15 years after funding. Substantially all of the assets of Jacques-Miller, Inc. (the "Corporate General Partner"), a Tennessee corporation, were acquired by an affiliate of Insignia Financial Group, Inc. ("Insignia") in December 1991, however, such assets purchased did not include the general partner interest of the Partnership. On October 1, 1998, Insignia merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). On December 10, 1998, AIMCO entered into an agreement with the sole shareholder of the Corporate General Partner pursuant to which AIMCO was granted the right to elect the directors of the Corporate General Partner. In connection with this transaction, the then current officer and director of the Corporate General Partner resigned and AIMCO appointed a new director who, in turn, appointed new officers of the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership. See "Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act".

The offering of the Registrant's limited partnership interests (the "Interests") terminated on October 15, 1987. The Registrant received gross proceeds from the offering of approximately $12,390,000 and net proceeds of approximately $11,200,000.

See "Item 6. Management's Discussion and Analysis or Plan of Operation" for information with respect to the Registrant's current note holdings.

Mansion Hill Apartments in Chattanooga, Tennessee, and Kingswood North Apartments in Norcross, Georgia, were acquired during 1990 through foreclosure proceedings. During 1991, these properties were sold. During 1991, the Registrant acquired La Plaza Apartments ("La Plaza") through similar foreclosure proceedings and during 1992, Willow Oaks Apartments ("Willow Oaks") and Brighton Way Apartments ("Brighton Way") were foreclosed upon by separate limited partnerships of which the Registrant is the sole limited partner. On February 1, 1993, Brighton Way was sold, on January 17, 1995, Willow Oaks was sold, and on May 24, 1996, La Plaza was sold. The Partnership's sole remaining assets are four notes receivable.

Effective June 30, 1989, Jacques-Miller, Inc. sold the economic benefits and economic rights in Jacques-Miller sponsored limited partnerships, including the Registrant, to Balanced Holdings Partners, L.P., an affiliate.

The Registrant has no employees. Management and administrative services are performed by an affiliate of the Corporate General Partner, pursuant to management and administrative agreements.

Tender Offer

It is expected that in the near future an affiliate of AIMCO will make a tender offer to purchase up to 607.5 limited partnership units (4.9% of the total units). The terms of this expected offer have not yet been determined.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Partnership no longer owns any investments in real estate.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is not aware of any pending or outstanding litigation that is not of a routine nature in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant did not submit any matter to a vote of its security holders during the quarter ended December 31, 1998.
                                    PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

There is no established market for the Units and it is not anticipated that any will develop in the foreseeable future. As of December 31, 1998, there were 1,221 holders of record owning an aggregate of 12,400 Units.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases the Corporate General Partner must consent to any transfer.

No cash distributions were paid during the years ended December 31, 1998 or 1997. There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Partnership Agreement.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.
This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1998 was approximately $48,000 compared to a net loss of approximately $16,000 for the year ended December 31, 1997. The increase in net income is attributable to an increase in revenues which was offset by an increase in expenses. The increase in revenues is directly attributable to the settlement of the notes receivable from Woodlawn Village and Tall Oaks. Expenses increased as a result of an increase in general and administrative expenses related to the payment of a legal retainer in 1998 to cover the cost of collecting the remaining notes receivable not settled during 1998. The Partnership currently holds four notes from affiliated partnerships which require payments from excess cash flow (see discussion below).

Liquidity and Capital Resources

At December 31, 1998, the Partnership held cash and cash equivalents of approximately $774,000 compared to approximately $789,000 at December 31, 1997. The net decrease in cash and cash equivalents for the year ended December 31, 1998 is approximately $15,000 due to net cash used in operating activities.

During 1998 the Partnership agreed to accept a payment of approximately $70,000 in full satisfaction of the note receivable from Woodlawn Village. The outstanding balance of this note receivable totaled approximately $501,000, including accrued interest, and was fully reserved. The Corporate General Partner anticipates receipt of the settlement in April 1999. Additionally in 1998, the Partnership agreed to accept a payment of approximately $28,000 in full settlement of the Tall Oaks note receivable. The outstanding balance for this note receivable totaled approximately $682,000, including accrued interest, and was fully reserved. Income was recorded as a result of the reduction in the allowance on the notes and is recorded as recovery of bad debt on the 1998 consolidated statement of operations. During 1996 the Partnership agreed to accept a payment of approximately $78,000, which was received in 1997, as full satisfaction of two notes receivable on Governour's Square.

The Partnership holds four notes receivable at December 31, 1998, totaling approximately $1,023,000 with approximately $1,174,000 of related accrued interest, all of which is fully reserved except for approximately $70,000 expected to be collected on the Woodlawn Village Note. Included in the provision for uncollectibles is approximately $981,000 of deferred interest revenue. Additionally, these four notes are due from related partnerships. These four promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $318,000, the "Catawba Club Note" matured
November 1, 1997. A second note in the amount of approximately $455,000 with accrued interest due in the amount of approximately $358,000, the "Quail Run Note," matured June 1, 1997. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $497,000, the "Highridge Note", matured May 1, 1996. A fourth note in the amount of $86,000, "The Woodlawn Village Note", matured January 1, 1998 and carries no accrued interest due to the settlement discussed above. All four of these notes were in default at December 31, 1998. The Partnership is currently seeking to receive full payment and resolution on the three remaining notes for which no settlement has been reached. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages and are dependent on excess cash flow from the properties or sales proceeds. No payments were received in 1998 or 1997.

No distributions were made during the years ended December 31, 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from the collection of notes receivable and the availability of cash reserves.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.
Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.
Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program.

Disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.
ITEM 7.  FINANCIAL STATEMENTS


JACQUES-MILLER INCOME FUND L.P.-II

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' Capital (Deficit)--Years ended
 December 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements

               Report of Ernst & Young LLP, Independent Auditors


The Partners
Jacques-Miller Income Fund L.P. II


We have audited the accompanying consolidated balance sheet of Jacques-Miller Income Fund L.P. II as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacques-Miller Income Fund L.P. II at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999
                       JACQUES-MILLER INCOME FUND L.P.-II

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998





Assets

 Cash and cash equivalents                                       $ 774

 Notes receivable from affiliated parties (net of

   allowance of approximately $2,127) (Note C)                      70


                                                                 $ 844


Liabilities and Partners' Capital (Deficit)


Liabilities

 Other liabilities                                               $  20


Partners' Capital (Deficit)

 General partner's                                   $(106)

 Limited partners'

   (12,400 units issued and outstanding)               930         824


                                                                 $ 844

          See Accompanying Notes to Consolidated Financial Statements
                       JACQUES-MILLER INCOME FUND L.P.-II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)





                                                       Years Ended December 31,

                                                           1998         1997


Revenues:

Recovery of bad debt                                    $   98       $   --

Other income                                                32           37


      Total revenues                                       130           37


Expenses:

General and administrative                                  82           53


Net income (loss)                                       $   48       $  (16)


Net income (loss) allocated to general partner (1%)     $   --       $   --

Net income (loss) allocated to limited partners (99%)       48          (16)


                                                        $   48       $  (16)




Net income (loss) per limited partnership unit          $ 3.87       $(1.29)

          See Accompanying Notes to Consolidated Financial Statements
                       JACQUES-MILLER INCOME FUND L.P.-II

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                 Limited

                               Partnership  General    Limited

                                  Units     Partner    Partners     Total


Partners' (deficit) capital

 at December 31, 1996            12,400    $  (106)   $   898    $   792


Net loss for the year ended

 December 31, 1997                   --         --        (16)       (16)


Partners' (deficit) capital at

 December 31, 1997               12,400       (106)       882        776


Net income for the year ended

 December 31, 1998                   --         --         48         48


Partner's (deficit) capital at

 December 31, 1998               12,400    $  (106)   $   930    $   824

          See Accompanying Notes to Consolidated Financial Statements
                       JACQUES-MILLER INCOME FUND L.P.-II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                      Years Ended December 31,

                                                         1998        1997

Cash flows from operating activities:

Net income (loss)                                     $  48       $ (16)

Adjustments to reconcile net income (loss) to net

 cash (used in) provided by operating activities:

Change in accounts:

Interest receivable                                       1          (1)

Note receivable                                         (70)         78

Other liabilities                                         6          (8)


Net cash (used in) provided by operating activities     (15)         53


Net (decrease) increase in cash and cash equivalents    (15)         53


Cash and cash equivalents at beginning of year          789         736


Cash and cash equivalents at end of year              $ 774       $ 789

          See Accompanying Notes to Consolidated Financial Statements



                       JACQUES-MILLER INCOME FUND L.P.-II

                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Jacques-Miller Income Fund L.P.-II (the "Partnership") is a Delaware limited partnership organized in July 1985 to make long-term junior mortgage loans, including wraparound mortgage loans and, to a lesser extent, other mortgage loans including first mortgage loans primarily to affiliated public and private real estate limited partnerships. The general partner of the Partnership is Jacques-Miller, Inc. (the "Corporate General Partner"), a Tennessee corporation. (See "Note B - Transfer of Control".) The Partnership currently holds four notes receivable.

Principles of Consolidation: The consolidated financial statements include all the accounts of the Partnership and a 99% limited partnership interest in Jacques-Miller Income Fund II Special Asset Partnership (La Plaza) L.P. All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.



Allocations to Partners: Net income (loss) of the Partnership and taxable income (loss) are allocated 99% to the limited partners and 1% to the Corporate General Partner. Distributions of available cash, as defined by the partnership agreement, are allocated among the limited partners and the Corporate General Partner in accordance with the agreement of limited partnership.

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



Segment Information: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

NOTE B _ TRANSFER OF CONTROL

On December 10, 1998, Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, entered into an agreement with the sole shareholder of the Corporate General Partner pursuant to which AIMCO was granted the right to elect the directors of the Corporate General Partner. In connection with this transaction, the then current officer and director of the Corporate General Partner resigned and AIMCO appointed a new director who, in turn, appointed new officers of the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - NOTES RECEIVABLE FROM AFFILIATED PARTIES




Notes receivable consist of the following (in thousands):

                                             December 31,

                                                 1998


Notes receivable                            $ 1,023

Accrued interest receivable                   1,174

                                              2,197

Provision for uncollectibles

(including approximately $981,000

of deferred interest revenue)                (2,127)


                                            $    70


The Partnership holds four notes receivable at December 31, 1998, totaling approximately $1,023,000 with approximately $1,174,000 of related accrued interest, all of which is fully reserved except for approximately $70,000 expected to be collected on the Woodlawn Village Note. Included in the provision for uncollectibles is approximately $981,000 of deferred interest revenue. Additionally, these four notes are due from related partnerships. These four promissory notes bear interest at rates ranging from 11% to 12.5%, and are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.




During 1998 the Partnership agreed to accept a payment of approximately $70,000 in full satisfaction of the Woodlawn Village Note. The outstanding balance of this note receivable totaled approximately $501,000 including accrued interest, and was fully reserved. The General Partner anticipates receipt of the settlement in April 1999. Also in 1998, the Partnership agreed to accept a payment of approximately $28,000 in full settlement of the note receivable for Tall Oaks. The outstanding balance for this note receivable totaled approximately $682,000, including accrued interest, and was fully reserved. In 1996, the Partnership agreed to accept a payment of approximately $78,000, which payment was received in 1997, as full satisfaction of two notes receivable on Governour's Square.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $318,000, the "Catawba Club Note" matured November 1, 1997. A second note in the amount of approximately $455,000 with accrued interest due in the amount of approximately $358,000, the "Quail Run Note," matured June 1, 1997. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $497,000, the "Highridge Note," matured May 1, 1996. All of these notes were in default at December 31, 1998. The Partnership is currently seeking to receive full payment on and resolution of the notes for which no settlement has been reached. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages and are dependent on excess cash flow from the properties or sales proceeds. No payments were received in 1998 or 1997. These notes are fully reserved.

NOTE D - INCOME TAXES



The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. The following is a reconciliation of reported net income (loss) and Federal taxable (loss) income:


                                                  1998            1997

                                                     (in thousands)

Net income (loss) as reported                  $    48          $   (16)

Add (deduct):

   Bad debt                                       (399)              --

Other                                              (57)             (15)


Federal taxable loss                           $  (408)         $   (31)


Federal taxable loss

per limited partnership unit                   $(32.57)         $ (2.48)




The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                  $   824
 Allowance for doubtful accounts          1,380
 Other                                      (51)

Net assets _ Federal tax basis          $ 2,153

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

Other than the notes receivable, as previously disclosed, the Partnership had the following transactions:

On December 31, 1991, MAE GP Corporation ("MAE GP"), an affiliate of Insignia acquired substantially all of the assets of Jacques-Miller, Inc. (the general partner interest of the Registrant) including Jacques-Miller's property management organization. However, the general partner interest of the Registrant was not acquired during this transaction. As a result of a separate Advisory Agreement between the Registrant and IFGP Corporation (an affiliate of Insignia), Insignia and its affiliates succeeded to those asset management and property management duties previously performed by Jacques-Miller.





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

The general partner of Jacques-Miller Income Fund L.P.-II (the "Partnership" or the "Registrant") is:

     Jacques-Miller, Inc., a Tennessee Corporation

Jacques-Miller, Inc., (the "Corporate General Partner"), was formed under the laws of the State of Tennessee in 1972.

The principal executive officer and director of the Corporate General Partner is:

Name               Age   Position

Patrick J. Foye    41    President, Treasurer and Director

Patrick J. Foye has been President, Treasurer and Director of the Corporate General Partner since December 10, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.




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

Jacques-Miller remained as the Corporate General Partner, but was indemnified by BHP to the full extent of BHP's assets up to a maximum aggregate amount of $2,000,000 of which approximately all has been utilized.

As the Corporate General Partner, Jacques-Miller itself remains liable for the recourse obligations of the Registrant to the extent that the Registrant's cash flow and assets become insufficient to meet Registrant's obligations, and could be required to make payments on behalf of the Registrant in such events.

As the Corporate General Partner, Jacques-Miller receives a residual interest in the proceeds of the disposition of Registrant's assets, typically computed as a percentage of net proceeds from the sale or refinancing of partnership assets and subordinated to the recovery by the limited partners of their investments plus a specified cumulative annual return. Jacques-Miller effectively sold all of its residual interest to BHP in connection with this transaction.



Insignia Transaction

On December 31, 1991, MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired substantially all of the assets of Jacques-Miller, Inc. (the general partner interest of the Registrant) including Jacques-Miller's property management organization. However, the general partner interest of the Registrant was not acquired during this transaction. As a result of a separate Advisory Agreement between the Registrant and IFGP Corporation (an affiliate of Insignia), Insignia and its affiliates succeeded to those asset management and property management duties previously performed by Jacques-Miller.

AIMCO Transaction

On October 1, 1998, Insignia merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). On December 10, 1998, AIMCO entered into an agreement with the sole shareholder of the Corporate General Partner pursuant to which AIMCO was granted the right to elect the directors of the Corporate General Partner. In connection with this transaction, the then current officer and director of the Corporate General Partner resigned and AIMCO appointed a new director who, in turn, appointed new officers of the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 10. EXECUTIVE COMPENSATION


The Registrant was not required to and did not pay remuneration to officers and/or directors of the Corporate General Partner during 1998 or 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person or group is known by the Registrant to own beneficially more than 5% of the outstanding Interests of the Registrant, as of December 31, 1998.

No officer or director of the Corporate General Partner of the Registrant owns, nor do the officers or directors as a group own, any of the Registrant's Interests as of December 31, 1998. No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Interests of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has outstanding notes receivable in the amount of approximately $1,023,000 with affiliated partnerships at December 31, 1998. During 1998 the Partnership agreed to accept a payment of approximately $70,000 in full satisfaction of the Woodlawn Village Note. The outstanding balance of this note receivable totaled approximately $501,000 including accrued interest, and was fully reserved. The General Partner anticipates receipt of the settlement in April 1999. Also, the Partnership agreed to accept a payment of approximately $28,000 in full settlement of the note receivable for Tall Oaks. The outstanding balance for this note receivable totaled approximately $682,000, including accrued interest, and was fully reserved. Income was recorded as a result of the reduction in the allowance on the notes and is recorded as recovery of bad debt on the 1998 statement of operations. In 1996, the Partnership agreed to accept a payment of approximately $78,000, which payment was received in 1997, as full satisfaction of two notes receivable on Governour's Square.

On December 31, 1991, MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired substantially all of the assets of Jacques-Miller, Inc. (the general partner interest of the Registrant) including Jacques-Miller's property management organization. However, the general partner interest of the Registrant was not acquired during this transaction. As a result of a separate Advisory Agreement between the Registrant and IFGP Corporation (an affiliate of Insignia), Insignia and its affiliates succeeded to those asset management and property management duties previously performed by Jacques-Miller.




ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1998:

     None.



                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             JACQUES-MILLER INCOME FUND L.P.-II

                             By: Jacques-Miller, Inc.
                                 as Corporate General Partner


                             BY: /s/Patrick J. Foye
                                 Patrick J. Foye
                                 President and Treasurer


                             Date:  March 31, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye      President, Treasurer      Date:



Patrick J. Foye         and Director              March 31, 1999



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

21       Subsidiaries of the Registrant

27       Financial Data Schedule

99A Agreement of Limited Partnership for Jacques-Miller Income Fund II Special Asset Partnership (La Plaza), L.P. between Jacques-Miller, Inc. and Jacques-Miller Income Fund L.P.-II entered into August 21, 1991. [Filed as Exhibit 28A to Form 10KSB for the year ended December 31, 1992, and incorporated herein by reference.]



99B Agreement of Limited Partnership for Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks), L.P. between Jacques-Miller, Inc. and Jacques-Miller Income Fund L.P.-II entered into December 16, 1991. [Filed as Exhibit 28B to Form 10KSB for the year ended December 31, 1992, and incorporated herein by reference.]

99C Agreement of Limited Partnership for Jacques-Miller Income Fund II Special Asset Partnership (Brighton Way), L.P. between Jacques-Miller, Inc. and Jacques-Miller Income Fund L.P.-II entered into December 16, 1991. [Filed as Exhibit 28C to Form 10KSB for the year ended December 31, 1992, and incorporated herein by reference.]