Form 10QSB
period 1999-03-31
JACQUES MILLER INCOME FUND II
filed 1999-05-04
CIK 774655

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to

                         Commission file number 0-15758

                      JACQUES-MILLER INCOME FUND, L.P.-II
       (Exact name of small business issuer as specified in its charter)


         Delaware                                                62-1244325
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                     55 Beattie Place, Post Office Box 1089
                       Greenville, South Carolina  29602
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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)
                      JACQUES-MILLER INCOME FUND, L.P.-II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

  Cash and cash equivalents                                      $ 759

  Notes receivable (net of allowance of $1,146)                     70


                                                                 $ 829

Liabilities and Partners' (Deficit) Capital


Liabilities

  Other liabilities                                              $   8

Partners' (Deficit) Capital

  General partner                                  $(106)

  Limited partners (12,400 units

     issued and outstanding)                         927           821


                                                                 $ 829


          See Accompanying Notes to Consolidated Financial Statements

b)
                      JACQUES-MILLER INCOME FUND, L.P.-II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                           Three Months Ended

                                                                March 31,

                                                           1999        1998

Revenues:

   Interest income                                        $    7      $    9


Expenses:

   General and administrative                                 10          24


   Net loss                                               $   (3)     $  (15)


Net loss allocated to general partner (1%)                $   --      $   --

Net loss allocated to limited partners (99%)                  (3)        (15)

                                                          $   (3)     $  (15)

Net loss per limited partnership unit                     $ (.24)     $(1.21)


          See Accompanying Notes to Consolidated Financial Statements

c)
                      JACQUES-MILLER INCOME FUND, L.P.-II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited

                                Partnership  General    Limited

                                   Units     Partner    Partners     Total

Partners' (deficit) capital

  at December 31, 1998          12,400       $  (106)   $   930    $   824


Net loss for the three

  months ended March 31, 1999       --            --         (3)        (3)


Partners' (deficit) capital

  at March 31, 1999             12,400       $  (106)   $   927    $   821


          See Accompanying Notes to Consolidated Financial Statements

d)
                      JACQUES-MILLER INCOME FUND, L.P.-II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Three Months Ended

                                                               March 31,

                                                          1999        1998

Cash flows from operating activities:

 Net loss                                                $   (3)     $  (15)

 Adjustments to reconcile net loss to net

 cash used in operating activities:

   Change in accounts:

      Interest receivable                                    --           1

      Other liabilities                                     (12)         (9)

         Net cash used in operating activities              (15)        (23)


Net decrease in cash and cash equivalents                   (15)        (23)


Cash and cash equivalents at beginning of period            774         789

Cash and cash equivalents at end of period               $  759      $  766


          See Accompanying Notes to Consolidated Financial Statements



e)
                      JACQUES-MILLER INCOME FUND, L.P.-II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jacques-Miller Income Fund, L.P.-II ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc., (the "Corporate General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation: The consolidated financial statements include all the accounts of the Partnership and a 99% limited partnership interest in Jacques-Miller Income Fund II Special Asset Partnership (La Plaza) L.P. All significant interpartnership balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

On December 10, 1998, Apartment Investment and Management Company ("AIMCO") entered into an agreement with the sole shareholder of the Corporate General Partner pursuant to which AIMCO was granted the right to elect the directors of the Corporate General Partner. In connection with this transaction, the then current officer and director of the Corporate General Partner resigned and AIMCO appointed a new director who, in turn, appointed new officers of the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - NOTES RECEIVABLE FROM AFFILIATED PARTIES

Notes receivable consist of the following (in thousands):


                                           March 31,

                                             1999


Notes receivable                            $ 1,023

Accrued interest receivable                   1,216

                                              2,239

Provision for uncollectibles

(including approximately $1,023

of deferred interest revenue)                (2,169)


                                            $    70

The Partnership holds four notes receivable at March 31, 1999, totaling approximately $1,023,000 with approximately $1,216,000 of related accrued interest, all of which is fully reserved except for approximately $70,000, which was collected subsequent to March 31, 1999, relating to the Woodlawn Village Note. Included in the provision for uncollectibles is approximately $1,023,000 of deferred interest revenue. Additionally, these four notes are due from related partnerships. These four promissory notes bear interest at rates ranging from 11% to 12.5%, and are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

At the end of 1998, the Partnership agreed to accept approximately $70,000 in full satisfaction of the Woodlawn Village Note. The outstanding balance of this note receivable totaled approximately $501,000 including accrued interest, and was fully reserved. The Partnership subsequently received this payment in April 1999.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $331,000 (the "Catawba Club Note") matured November 1, 1997. A second note in the amount of approximately $455,000 with accrued interest due in the amount of approximately $372,000 (the "Quail Run Note") matured June 1, 1997. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $513,000 (the "Highridge Note") matured May 1, 1996. All of these notes were in default at March 31, 1999. The Partnership is currently seeking to receive full payment on, and resolution of, these notes. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments were received in 1999 or 1998. These notes are fully reserved.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

Other than the notes receivable, as previously disclosed, the Partnership had the following transactions:

An advisory agreement was signed in 1991 between the Partnership and affiliates of the Corporate General Partner whereby these affiliates perform asset management and property management duties at properties that are related to the Corporate General Partner and Partnership.

NOTE E - SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

NOTE F - SUBSEQUENT EVENT - TENDER OFFER

In April 1999, AIMCO Properties, L.P., an affiliate of AIMCO, commenced a tender offer to purchase up to 607.5 (4.9%) units of limited partnership interest in the Partnership for a purchase price of $96.00 per unit. The offer is scheduled to expire on May 7, 1999, unless extended.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Results of Operations

The Partnership's net loss for the three months ended March 31, 1999 was approximately $3,000 compared to a net loss of approximately $15,000 for the three months ended March 31, 1998. The decrease in net loss is attributable to a decrease in expenses partially offset by a slight decrease in revenues. The decrease in expense is attributable to a decrease in general and administrative expense primarily due to decreased corporate general partner reimbursements for the three months ended March 31, 1999 as compared to the same period in 1998. The decrease in revenues is attributable to a decrease in interest income. The Partnership currently holds four notes from affiliated partnerships which require payments from excess cash flow after payments of first and second mortgages of the affiliated partnerships(see discussion below).

Liquidity and Capital Resources

At March 31, 1999, the Partnership held cash and cash equivalents of approximately $759,000 compared to approximately $766,000 at March 31, 1998. The net decrease in cash and cash equivalents for the three months ended March 31, 1999 from the Partnership's year ended December 31, 1998 is approximately $15,000 due to net cash used in operating activities.

During 1998 the Partnership agreed to accept a payment of approximately $70,000 in full satisfaction of the note receivable from Woodlawn Village. The outstanding balance of this note receivable totaled approximately $501,000, including accrued interest, and was fully reserved. The Partnership subsequently received this payment in April 1999.

The Partnership holds four notes receivable at March 31, 1999, totaling approximately $1,023,000 with approximately $1,216,000 of related accrued interest, all of which is fully reserved except for approximately $70,000 which was collected in April 1999 on the Woodlawn Village Note. Included in the provision for uncollectibles is approximately $1,023,000 of deferred interest revenue. Additionally, these four notes are due from related partnerships. These four promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $331,000 (the "Catawba Club Note") matured November 1, 1997. A second note in the amount of approximately $455,000 with accrued interest due in the amount of approximately $372,000 (the "Quail Run Note") matured June 1, 1997. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $513,000 (the "Highridge Note") matured May 1, 1996. All of these notes were in default at March 31, 1999. The Partnership is currently seeking to receive full payment on, and resolution of, these notes. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments were received in 1999 or 1998. These notes are fully reserved.

No distributions were made during the three months ended March 31, 1999 and 1998. Future cash distributions will depend on the levels of net cash generated from the collection of notes receivable and the availability of cash reserves.

Tender Offer

In April 1999, AIMCO Properties, L.P., an affiliate of AIMCO, commenced a tender offer to purchase up to 607.5 (4.9%) units of limited partnership interest in the Partnership for a purchase price of $96.00 per unit. The offer is scheduled to expire on May 7, 1999, unless extended.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships.



                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.



                                   SIGNATURE


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


                                   Date:     May 4, 1999