Form 10QSB
period 1999-06-30
JACQUES MILLER INCOME FUND LP II
filed 1999-08-12
CIK 774655

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


                  For the quarterly period ended June 30, 1999


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


                                 (864) 239-1000
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X    No
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                      JACQUES-MILLER INCOME FUND, L.P.-II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999


Assets

  Cash and cash equivalents                                      $ 821

  Due from affiliates                                                2

                                                                 $ 823
Liabilities and Partners' (Deficit) Capital

Liabilities

  Other liabilities                                              $  12

Partners' (Deficit) Capital

  General partner                                  $(106)

  Limited partners (12,400 units

     issued and outstanding)                         917           811

                                                                 $ 823

          See Accompanying Notes to Consolidated Financial Statements
b)
                      JACQUES-MILLER INCOME FUND, L.P.-II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                               Three Months Ended     Six Months Ended

                                    June 30,              June 30,

                                1999       1998       1999        1998

Revenues:

  Interest income             $     7     $     8   $    14     $    17

Expenses:

  General and administrative       17          14        27          38

Net loss                      $   (10)    $    (6)  $   (13)    $   (21)

Net loss allocated

  to general partner (1%)     $    --     $    --   $    --     $    --

Net loss allocated

  to limited partners (99%)       (10)         (6)      (13)        (21)

                              $   (10)    $    (6)  $   (13)    $   (21)

Net loss per limited

  partnership unit            $  (.81)    $  (.48)  $ (1.05)    $ (1.69)


          See Accompanying Notes to Consolidated Financial Statements

c)
                      JACQUES-MILLER INCOME FUND, L.P.-II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Limited

                               Partnership   General      Limited

                                  Units      Partner      Partners     Total

Partners' (deficit) capital

  at December 31, 1998          12,400      $  (106)     $   930      $   824

Net loss for the six

  months ended June 30, 1999        --           --          (13)         (13)

Partners' (deficit) capital

  at June 30, 1999              12,400      $  (106)     $   917      $   811


          See Accompanying Notes to Consolidated Financial Statements
d)
                      JACQUES-MILLER INCOME FUND, L.P.-II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                          Six Months Ended

                                                              June 30,

                                                          1999         1998

Cash flows from operating activities:

 Net loss                                              $  (13)       $  (21)

 Adjustments to reconcile net loss to net

 cash provided by (used in) operating activities:

   Change in accounts:

      Due from affiliates                                  (2)           --

      Interest receivable                                  --             1

      Note receivable                                      70            --

      Other liabilities                                    (8)           (4)

         Net cash provided by (used in) operating

           activities                                      47           (24)

Net increase (decrease) in cash and cash equivalents       47           (24)

Cash and cash equivalents at beginning of period          774           789

Cash and cash equivalents at end of period             $  821        $  765


          See Accompanying Notes to Consolidated Financial Statements



e)
                      JACQUES-MILLER INCOME FUND, L.P.-II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jacques-Miller Income Fund, L.P.-II ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc., (the "Corporate General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation: The consolidated financial statements include all the accounts of the Partnership and a 99% limited partnership interest in Jacques-Miller Income Fund II Special Asset Partnership ("La Plaza") L.P. All significant interpartnership balances have been eliminated.

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

NOTE C - NOTES RECEIVABLE FROM AFFILIATED PARTIES

Notes receivable consist of the following (in thousands):


                                              June 30,

                                               1999

Notes receivable                             $   937

Accrued interest receivable                    1,260

                                               2,197
Provision for uncollectibles

(including approximately $1,067

of deferred interest revenue)                 (2,197)

                                             $    --

The Partnership holds three notes receivable at June 30, 1999, totaling approximately $937,000 with approximately $1,260,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,067,000 of deferred interest revenue. Additionally, these three notes are due from related partnerships. These three promissory notes bear interest at rates ranging from 12% to 12.5%, and are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

At the end of 1998, the Partnership agreed to accept approximately $70,000 in full satisfaction of the Woodlawn Village Note. The outstanding balance of this note receivable totaled approximately $501,000 including accrued interest, and was fully reserved. The Partnership received this payment in April 1999.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $344,000 (the "Catawba Club Note") matured November 1, 1997. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $386,000 (the "Quail Run Note") matured June 1, 1997. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $530,000 (the "Highridge Note") matured May 1, 1996. All of these notes were in default at June 30, 1999. The Partnership is currently seeking to receive full payment on, and resolution of, these notes. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments were received in 1999 or 1998. These notes are fully reserved.

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

On April 1, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 3,100.00 (approximately 25.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $95 per unit. The offer expired on June 30, 1999. Pursuant to the offer, AIMCO Properties, L.P., acquired 2,753.08 units. As a result, AIMCO and its affiliates currently own 2,753.08 units of limited partnership interest in the Partnership representing 22.20% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE E - SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

Results of Operations

The Partnership's net loss for the six months ended June 30, 1999, was approximately $13,000 compared to a net loss of approximately $21,000 for the six months ended June 30, 1998. The Partnership reported a net loss for the three months ended June 30, 1999, of approximately $10,000 as compared to a net loss of approximately $6,000 for the corresponding period of 1998. The decrease in net loss for the six months ended June 30, 1999, is attributable to a decrease in expenses partially offset by a slight decrease in revenues. The decrease in expense is attributable to a decrease in general and administrative expense which is primarily due to a decrease in corporate general partner reimbursements for the three and six months ended June 30, 1999 as compared to the same period in 1998. This decrease was partially offset by slight increases in legal and audit expenses. The decrease in revenues is attributable to a decrease in interest income as a result of lower average cash balances held in interest bearing accounts. The Partnership currently holds three notes from affiliated partnerships which require payments from excess cash flow after payments of first and second mortgages of the affiliated partnerships(see discussion below).

While the net loss decreased for the six months ended June 30, 1999, the net loss for the three months ended June 30, 1999, increased compared to the corresponding period in 1998. This increase is primarily attributable to an increase in expenses which was partially offset by a decrease in revenue. The increase in expenses is due to increased general and administrative expenses due to legal expenses and audit fees incurred primarily during the second quarter. This increase was partially offset by reduced corporate general partner reimbursements. The decrease in revenues is attributable to a decrease in interest income.

Liquidity and Capital Resources

At June 30, 1999, the Partnership held cash and cash equivalents of approximately $821,000 compared to approximately $765,000 at June 30, 1998. The net increase in cash and cash equivalents for the six months ended June 30, 1999, from the Partnership's year ended December 31, 1998, is approximately $47,000 due to net cash provided by operating activities.

During 1998, the Partnership agreed to accept a payment of approximately $70,000 in full satisfaction of the note receivable from Woodlawn Village. The outstanding balance of this note receivable totaled approximately $501,000, including accrued interest, and was fully reserved. The Partnership received this payment in April 1999.

The Partnership holds three notes receivable at June 30, 1999, totaling approximately $937,000 with approximately $1,260,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,067,000 of deferred interest revenue. Additionally, these three notes are due from related partnerships. These three promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $344,000 (the "Catawba Club Note") matured November 1, 1997. A second note in the amount of approximately $455,000 with accrued interest due in the amount of approximately $386,000 (the "Quail Run Note") matured June 1, 1997. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $530,000 (the "Highridge Note") matured May 1, 1996. All of these notes were in default at June 30, 1999. The Partnership is currently seeking to receive full payment on, and resolution of, these notes. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments were received in 1999 or 1998. These notes are fully reserved.

No distributions were made during the six months ended June 30, 1999 and 1998. Future cash distributions will depend on the levels of net cash generated from the collection of notes receivable and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1999 or subsequent periods.

Tender Offer

On April 1, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 3,100.00 (approximately 25.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $95 per unit. The offer expired on June 30, 1999. Pursuant to the offer, AIMCO Properties, L.P., acquired 2,753.08 units. As a result, AIMCO and its affiliates currently own 2,753.08 units of limited partnership interest in the Partnership representing 22.20% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally.

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.



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


                              Date: August 12, 1999