Form 10QSB
period 1999-09-30
JACQUES MILLER INCOME FUND LP II
filed 1999-11-10
CIK 774655

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

a)

                     JACQUES-MILLER INCOME FUND, L.P. - II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999


Assets
Cash and cash equivalents                                               $    821
Due from affiliates                                                            2
                                                                        $    823
Liabilities and Partners' (Deficit) Capital
Liabilities
Other liabilities                                                       $     17

Partners' (Deficit) Capital
General partner                                             $  (106)
Limited partners (12,400 units issued and
outstanding)                                                    912          806
                                                                        $    823

          See Accompanying Notes to Consolidated Financial Statements


b)

                     JACQUES-MILLER INCOME FUND, L.P. - II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                         1999        1998       1999       1998

Revenues:
Interest income                       $     6     $     9    $    20    $    26
Expenses:
General and administrative                 11          10         38         48

Net loss                              $    (5)    $    (1)   $   (18)   $   (22)

Net loss allocated
to general partner (1%)               $    --     $    --    $    --    $    --
Net loss allocated to limited
partners (99%)                             (5)         (1)       (18)       (22)
                                      $    (5)    $    (1)   $   (18)   $   (22)
Net loss per limited
partnership unit                      $  (.40)    $  (.08)   $ (1.45)   $ (1.77)


          See Accompanying Notes to Consolidated Financial Statements

c)

                     JACQUES-MILLER INCOME FUND, L.P. - II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Partners' (deficit) capital at

December 31, 1998                   12,400     $ (106)     $   930     $    824

Net loss for the nine months
ended September 30, 1999                --          --         (18)         (18)

Partners' (deficit) capital
   at September 30, 1999            12,400     $ (106)     $   912     $    806


          See Accompanying Notes to Consolidated Financial Statements


d)
                     JACQUES-MILLER INCOME FUND, L.P. - II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                               Nine Months Ended
                                                                 September 30,
                                                               1999        1998
Cash flows from operating activities:
Net loss                                                   $   (18)     $   (22)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Change in accounts:
Due from affiliates                                             (2)          --
Interest receivable                                             --            1
Other assets                                                    --          (25)
Note receivable                                                 70           --

Other liabilities                                               (3)           2

Net cash provided by (used in) operating activities             47          (44)

Net increase (decrease) in cash and cash equivalents            47          (44)

Cash and cash equivalents at beginning of period               774          789

Cash and cash equivalents at end of period                 $   821      $   745


          See Accompanying Notes to Consolidated Financial Statements


e)
                     JACQUES-MILLER INCOME FUND, L.P. - II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Jacques-Miller Income Fund, L.P. - II ("Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc. (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

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

NOTE C - NOTES RECEIVABLE FROM AFFILIATED PARTIES

Notes receivable consist of the following (in thousands):

                                         September 30,
                                             1999

Notes receivable                           $    937

Accrued interest receivable                   1,305
                                              2,242

Provision for uncollectible notes
  receivable (including
  approximately $1,112 of
  deferred interest revenue)                  2,242
                                           $     --


The Partnership holds three notes receivable at September 30, 1999, totaling approximately $937,000 with approximately $1,305,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectible notes receivable is approximately $1,112,000 of deferred interest revenue. Additionally, these three notes are due from related partnerships. These three promissory notes bear interest at rates ranging from 12% to 12.5%, and are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

At the end of 1998, the Partnership agreed to accept approximately $70,000 in full satisfaction of the Woodlawn Village Note. The outstanding balance of this note receivable totaled approximately $501,000 including accrued interest, and was fully reserved. The Partnership received this payment in April 1999.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $357,000 (the "Catawba Club Note") matured November 1, 1997. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $401,000 (the "Quail Run Note") matured June 1, 1997. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $547,000 (the "Highridge Note") matured May 1, 1996. All of these notes were in default at September 30, 1999. The Partnership is currently seeking to receive full payment on, and resolution of, these notes. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments on these three notes were received in 1999 or 1998. These notes are fully reserved.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

Other than the notes receivable, as previously disclosed, the Partnership had the following transactions:

An advisory agreement was signed in 1991 between the Partnership and affiliates of the Corporate General Partner whereby these affiliates perform asset management and property management duties at properties that are related to the Corporate General Partner and the Partnership.

On April 1, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, commenced a tender offer to purchase up to 3,100.00 (approximately 25.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $95 per unit. The offer expired on June 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,707.68 units. As a result, AIMCO and its affiliates currently own 2,707.68 units of limited partnership interest in the Partnership representing approximately 21.84% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE E - SEGMENT INFORMATION

The Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussions of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 1999, was approximately $18,000 compared to a net loss of approximately $22,000 for the nine months ended September 30, 1998. The Partnership reported a net loss for the three months ended September 30, 1999, of approximately $5,000 as compared to a net loss of approximately $1,000 for the corresponding period of 1998. The decrease in net loss for the nine months ended September 30, 1999, is attributable to a decrease in expenses and was partially offset by a decrease in revenue. The decrease in expenses is attributable to a decrease in general and administrative expense which is primarily due to a decrease in reimbursements to the Corporate General Partner as compared to the same period in 1998. This decrease in expense was partially offset by an increase in professional fees associated with the administration of the Partnership. The decrease in revenue is attributable to a decrease in interest income as a result of lower average cash balances held in interest bearing accounts. The Partnership currently holds three notes from affiliated partnerships which require payments from excess cash flow after payments of first and second mortgages of the affiliated partnerships (see discussion below).

The net loss for the three months ended September 30, 1999, increased compared to the corresponding period in 1998. This increase is primarily attributable to a decrease in revenue. The decrease in revenues is attributable to a decrease in interest income as discussed above.

Liquidity and Capital Resources

At September 30, 1999, the Partnership held cash and cash equivalents of approximately $821,000 as compared to approximately $745,000 at September 30, 1998. The net increase in cash and cash equivalents for the nine months ended September 30, 1999, from the Partnership's year ended December 31, 1998, is approximately $47,000 due to net cash provided by operating activities.

During 1998, the Partnership agreed to accept a payment of approximately $70,000 in full satisfaction of the note receivable from Woodlawn Village. The outstanding balance of this note receivable totaled approximately $501,000, including accrued interest, and was fully reserved. The Partnership received this payment in April 1999.

The Partnership holds three notes receivable at September 30, 1999, totaling approximately $937,000 with approximately $1,305,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectible notes receivable is approximately $1,112,000 of deferred interest revenue. Additionally, these three notes are due from related partnerships. These three promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $357,000 (the "Catawba Club Note") matured November 1, 1997. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $401,000 (the "Quail Run Note") matured June 1, 1997. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $547,000 (the "Highridge Note") matured May 1, 1996. All of these notes were in default at September 30, 1999. The Partnership is currently seeking to receive full payment on, and resolution of, these notes. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments on these three notes were received in 1999 or 1998. These notes are fully reserved.

No distributions were made during the nine months ended September 30, 1999 and 1998. Future cash distributions will depend on the levels of net cash generated from the collection of notes receivable and the availability of cash reserves. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On April 1, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, commenced a tender offer to purchase up to 3,100.00 (approximately 25.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $95 per unit. The offer expired on June 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,707.68 units. As a result, AIMCO and its affiliates currently own 2,707.68 units of limited partnership interest in the Partnership representing approximately 21.84% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

          b)   Reports on Form 8-K:


               None filed during the quarter ended September 30, 1999.



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              JACQUES-MILLER INCOME FUND, L.P. - II


                              By:  Jacques-Miller, Inc
                                   Corporate General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   President and Treasurer


                              Date: