Form 10KSB
period 1999-12-31
JACQUES MILLER INCOME FUND LP II
filed 2000-03-14
CIK 774655

February 28, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   Jacques-Miller Income Fund L.P.-II
      Form 10-KSB
      File No. 0-15758


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      [No Fee Required]

              For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [No Fee Required]

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

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $31,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.    Description of Business

Jacques-Miller Income Fund L.P.-II (the "Partnership" or "Registrant") is a Delaware limited partnership formed in July 1985 for the purpose of making first mortgage loans, wrap-around mortgage loans and other loans secured directly or indirectly by interests in real property substantially all of which may be made to affiliated public and private real estate limited partnerships. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2028 unless terminated prior to such date. The Registrant has made loans providing, generally, for repayment of principal between 8 and 15 years after funding. Substantially all of the assets of Jacques-Miller, Inc. (the "Corporate General Partner"), a Tennessee corporation, were acquired by an affiliate of Insignia Financial Group, Inc. ("Insignia") in December 1991, however, such assets purchased did not include the general partner interest of the Partnership. On October 1, 1998, Insignia merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation(the "Insignia Merger"). On December 10, 1998, AIMCO entered into an agreement with the sole shareholder of the Corporate General Partner pursuant to which AIMCO was granted the right to elect the directors of the Corporate General Partner. In connection with this transaction, the then current officer and director of the Corporate General Partner resigned and AIMCO appointed a new director who, in turn, appointed new officers of the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership. See "Item 9. Directors, Executive Officers, Promoters and Control Personal Compliance with Section 16(a) of the Exchange Act".

The offering of the Registrant's limited partnership interests (the "Interests") terminated on October 15, 1987. The Registrant received gross proceeds from the offering of approximately $12,390,000 and net proceeds of approximately $11,200,000.

See "Item 6. Management's Discussion and Analysis or Plan of Operation" for information with respect to the Registrant's current note holdings.

Mansion Hill Apartments in Chattanooga, Tennessee, and Kingswood North Apartments in Norcross, Georgia, were acquired during 1990 through foreclosure proceedings. During 1991, these properties were sold. During 1991, the Registrant acquired La Plaza Apartments ("La Plaza") through similar foreclosures proceedings and during 1992, Willow Oaks Apartments ("Willow Oaks") and Brighton Way Apartments ("Brighton Way") were foreclosed upon by separate limited partnerships of which the Registrant is the sole limited partner. On February 1, 1993, Brighton Way was sold, on January 17, 1995, Willow Oaks was sold, and on May 24, 1996, La Plaza was sold. The Partnership's sole remaining assets are three notes receivable.

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

Item 3.    Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.    Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matter to a vote of its security holders during the quarter ended December 31, 1999.

                                     PART II

Item 5.    Market for the Partnership Equity and Related Partner Matters

There is no established market for the Units and it is not anticipated that any will develop in the foreseeable future. As of December 31, 1999, there were 926 holders of record owning an aggregate of 12,400 Units. Affiliates of the Corporate General Partner owned 3,881.01 Units or 31.30% at December 31, 1999.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases the Corporate General Partner must consent to any transfer.

No cash distributions were paid during the years ended December 31, 1999 or 1998. There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Partnership Agreement.

Several tender offers were made by various parties, including affiliates of the Corporate General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 3,881.01 limited partnership units in the Partnership representing 31.30% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 1999, was approximately $24,000 compared to net income of approximately $48,000 for the year ending December 31, 1998. The increase in net loss is attributable to a decrease in revenues which was partially offset by a decrease in expenses. The decrease in revenues is directly attributable to the settlement of the notes receivable from Woodlawn Village and Tall Oaks in 1998. Expenses decreased as a result of a decrease in general and administrative expenses resulting from decreases in legal fees and reimbursements to the Corporate General Partner as compared to 1998. Legal fees decreased in 1999 due to the payment of a legal retainer in 1998 to cover the cost of collecting the remaining notes receivable not settled during 1998. The Partnership currently holds three notes from affiliated partnerships which require payments from excess cash flow (see discussion below).

Liquidity and Capital Resources

At December 31, 1999, the Partnership held cash and cash equivalents of approximately $825,000 compared to approximately $774,000 at December 31, 1998. The net increase in cash and cash equivalents for the year ended December 31, 1999 is approximately $51,000 resulting from net cash provided by operating activities.

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

The Partnership held three notes receivable at December 31, 1999, totaling approximately $937,000 with approximately $1,350,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,157,000 of deferred interest revenue. Additionally, these three notes are due from related partnerships. All three promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $370,000, the "Catawba Club Note" matured November 1, 1997. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $415,000, the "Quail Run Note," matured June 1, 1997. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $565,000, the "Highridge Note", matured May 1, 1996. All three notes were in default at December 31, 1999. The Partnership is currently seeking to receive full payment and resolution of these notes. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages and are dependent on excess cash flow from the properties or sales proceeds. No payments were received in 1999 or 1998 on these three notes. All three notes are fully reserved.

No distributions were made during the years ended December 31, 1999 and 1998. Future cash distributions will depend on the levels of net cash generated from the collection of notes receivable and the availability of cash reserves. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners during the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Corporate General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 3,881.01 limited partnership units in the Partnership representing 31.30% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership has not been materially adversely affected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely affected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.    Financial Statements

JACQUES-MILLER INCOME FUND L.P.-II

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

           Report of Ernst & Young LLP, Independent Auditors



The Partners

Jacques-Miller Income Fund L.P.-II

We have audited the accompanying consolidated balance sheet of Jacques-Miller Income Fund L.P.-II as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacques-Miller Income Fund L.P.-II at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 21, 2000

                       JACQUES-MILLER INCOME FUND L.P.-II

                           CONSOLIDATED BALANCE SHEET

                        (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                      $ 825
   Notes receivable from affiliated parties (net
   of allowance of approximately $2,287) (Note C)                    --
                                                                  $ 825

Liabilities and Partners' (Deficit) Capital
Liabilities

   Other liabilities                                              $ 25

Partners (Deficit) Capital

   General partner                                   $ (106)
   Limited partners (12,400 units issued and
      outstanding)                                      906        800
                                                                 $ 825

     See Accompanying Notes to Consolidated Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except unit data)

                                                   Years Ended December 31,
                                                     1999       1998
Revenues:
   Recovery of bad debt                              $ --       $ 98
   Other income                                        31         32
      Total revenues                                   31        130

Expenses:
   General and administrative                          55         82

Net (loss) income (Note A)                          $ (24)      $ 48

Net (loss) income allocated to general partner         --         --
(1%)

Net (loss) income allocated to limited partners       (24)        48
(99%)

                                                    $ (24)      $ 48

Net (loss) income per limited partnership unit    $ (1.94)    $ 3.87


     See Accompanying Notes to Consolidated Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                        (in thousands, except unit data)


                                  Limited
                                Partnership   General  Limited
                                   Units      Partner  Partners    Total

Partners' (deficit) capital at
  December 31, 1997                12,400     $ (106)    $ 882     $ 776

Net income for the year ended
  December 31, 1998                    --         --        48        48

Partners' (deficit) capital at
  December 31, 1998                12,400     $ (106)    $ 930     $ 824

Net loss for the year ended
  December 31, 1999                    --         --       (24)      (24)

Partners' (deficit) capital at
  December 31, 1999                12,400     $ (106)    $ 906     $ 800


     See Accompanying Notes to Consolidated Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                          Years Ended
                                                          December 31,
                                                         1999      1998

Cash flows from operating activities:

  Net (loss) income                                     $ (24)      $ 48
  Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
   Change in accounts:
     Interest receivable                                    --         1
     Note receivable                                        70       (70)
     Other liabilities                                       5         6

      Net cash provided by (used in) operating              51       (15)
        activities

Net increase (decrease) in cash and cash equivalents        51       (15)

Cash and cash equivalents at beginning of period           774       789

Cash and cash equivalents at end of period               $ 825     $ 774


     See Accompanying Notes to Consolidated Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                   Notes to Consolidated Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Jacques-Miller Income Fund L.P.-II (the "Partnership") is a Delaware limited partnership organized in July 1985 to make long-term junior mortgage loans, including wraparound loans, and, to a lesser extent, other mortgage loans including first mortgage loans primarily to affiliated public and private real estate limited partnerships. The general partner of the Partnership is Jacques-Miller, Inc. (the "Corporate General Partner"), a Tennessee corporation. (See "Note B - Transfer of Control".) The Partnership currently holds three notes receivable.

Principles of Consolidation: The consolidated financial statements include all accounts of the Partnership and a 99% limited partnership interest in Jacques-Miller Income Fund II Special Asset Partnership ("La Plaza") L.P. All significant interpartnership balances have been eliminated.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocations to Partners: Net income (loss) of the Partnership and taxable income
(loss) are allocated 99% to the limited partners and 1% to the Corporate General Partner. Distributions of available cash, as defined by the partnership agreement, are allocated among the limited partners and the Corporate General Partner in accordance with the agreement of limited partnership.

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

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

Segment Reporting: Statement of Financial Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as presently presented.

Note B - Transfer of Control

On December 10, 1998, Apartment Investment and Management Company ("AIMCO") entered into an agreement with the sole shareholder of the Corporate General Partner pursuant to which AIMCO was granted the right to elect the directors of the Corporate General Partner. In connection with this transaction, the then current officer and director of the Corporate General Partner resigned and AIMCO appointed a new director who, in turn, appointed new officers of the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Notes Receivable from Affiliated Parties

Notes receivable consist of the following (in thousands):

                                        December 31,
                                            1999

  Notes receivable                         $ 937
  Accrued interest receivable               1,350
                                            2,287
  Provision for uncollectibles
     (including approximately $157,000
     of deferred interest revenue)         (2,287)
                                            $ --

The Partnership holds three notes receivable at December 31, 1999, totaling approximately $937,000 with approximately $1,350,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectibles is approximately $1,157,000 of deferred interest revenue. Additionally, all three notes are due from related partnerships. These three promissory notes bear interest at rates ranging from 12% to 12.5%, are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

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

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $370,000, the "Catawba Club Note" matured on November 1, 1997. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $415,000, the "Quail Run Note," matured June 1, 1997. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $565,000, the "Highridge Note", matured May 1, 1996. All of these notes were in default at December 31, 1999. The Partnership is currently seeking to receive full payment on, and resolution of, these notes. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments were received in 1999 or 1998 on these three notes. All three notes are fully reserved.

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for federal income tax purposes. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. The following is a reconciliation of reported net (loss) income and Federal taxable (loss) (in thousands):

                                     1999          1998

  Net (loss) income as reported      $ (24)       $  48
  Add (deduct):
   Bad debt                           (178)        (399)
   Other                                 6          (57)
     Federal taxable loss            $ (196)     $ (408)
  Federal taxable loss per
   limited partnership unit         $(15.65)    $(32.57)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                $  800
Allowance for doubtful accounts        1,130
Other                                     26

Net assets - Federal tax basis       $ 1,956

Note E - Transactions with Affiliated Parties

Other than the notes receivable, as previously disclosed, the Partnership had the following transactions:

On December 31, 1991, MAE GP Corporation ("MAE GP"), an affiliate of Insignia, acquired substantially all of the assets of Jacques-Miller, Inc. (the general partner interest of the Registrant) including Jacques-Miller's property management organization. However, the general partner interest of the Registrant was not acquired during this transaction. As a result of a separate Advisory Agreement between the Registrant and IFGP Corporation (an affiliate of Insignia), Insignia and its affiliates succeeded to those asset management and property management duties previously performed by Jacques-Miller.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $9,000 and $26,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the Corporate General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 3,881.01 limited partnership units in the Partnership representing 31.30% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                    PART III

Item 9.    Directors,   Executive  Officers,   Promoters  and  Control
           Persons; Compliance with Section 16(a) of the Exchange Act

The general partner of Jacques-Miller Income Fund L.P.-II (the "Partnership" or the "Registrant") is Jacques-Miller, Inc., a Tennessee Corporation. Jacques-Miller, Inc., (the "Corporate General Partner"), was formed under the laws of the State of Tennessee in 1972.

The principal executive officer and director of the Corporate General Partner is:

   Name              Age   Position

   Patrick J. Foye   42    President, Treasurer and Director

Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Balanced Holding Partners, L.P. Transaction

In December of 1989, Balanced Holdings Partners, L.P., a Delaware limited partnership ("BHP"), purchased from Jacques-Miller, Inc. and certain of its subsidiaries ("Jacques-Miller") certain real estate assets, which included, among other things, the Corporate General Partner's economic benefits and economic rights in Jacques-Miller sponsored limited partnerships, including the Registrant.

Jacques-Miller remained as the Corporate General Partner, but was indemnified by BHP to the full extent of BHP's assets up to a maximum aggregate amount of $2,000,000 of which approximately all has been utilized.

As the Corporate General Partner, Jacques-Miller itself remains liable for the recourse obligations of the Registrant to the extent that the Registrant's cash flow and assets become insufficient to meet the Registrant's obligations, and could be required to make payments on behalf of the Registrant in such events.

As the Corporate General Partner, Jacques-Miller receives a residual interest in the proceeds of the disposition of Registrant's assets, typically computed as a percentage of net proceeds from the sale or refinancings of partnership assets and subordinated to the recovery by the limited partners of their investments plus a specified cumulative annual return. Jacques-Miller effectively sold all of its residual interest to BHP in connection with this transaction.

Insignia Transaction

On December 31, 1991, MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired substantially all of the assets of Jacques-Miller, Inc. (the general partner interest of the Registrant) including Jacques-Miller's property management organization. However, the general partner interest of the Registrant was not acquired during this transaction). As a result of a separate Advisory Agreement between the Registrant and IFGP Corporation (an affiliate of Insignia), Insignia and its affiliates succeeded to those asset management and property management duties previously performed by Jacques-Miller.

AIMCO Transaction

On October 1, 1998, Insignia merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). On December 10, 1998, AIMCO entered into an agreement with the sole shareholder of the Corporate General Partner pursuant to which AIMCO was granted the right to elect the directors of the Corporate General Partner. In connection with this transaction, the then current officer and director of the Corporate General Partner resigned and AIMCO appointed a new director who, in turn, appointed new officers of the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 10.   Executive Compensation

Neither the director nor officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.   Security   Ownership  of  Certain   Beneficial  Owners  and
Management

Except as notes below, no person or group is known by the Registrant to own beneficially more than 5% of the outstanding interests of the Registrant, as of December 31, 1999.

      Entity                         Number of Units     Percentage
      AIMCO Properties LP                3,881.01          31.30%
       (an affiliate of AIMCO)

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, CO 80222.

No officer or director of the Corporate General Partner of the Registrant owns, nor do the officers or directors as a group own, any of the Registrant's interests as of December 31, 1999. No officer or directors of the Corporate General Partner possesses a right to acquire beneficial ownership or interests of the Registrant.

Item 12.   Certain Relationships and Related Transactions

The Partnership has outstanding notes receivable in the amount of approximately $937,000 with affiliated partnerships at December 31, 1999. During 1998 the Partnership agreed to accept a payment of approximately $70,000 in full satisfaction of the Woodlawn Village Note. The outstanding balance of this note receivable totaled approximately $501,000 including accrued interest, and was fully reserved. The Partnership received this payment in April 1999.

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

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $9,000 and $26,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the Corporate General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 3,881.01 limited partnership units in the Partnership representing 31.30% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 13.   Exhibits and Reports on Form 8-K

      (a)  Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)  Reports on Form 8-K filed in the fourth quarter of 1999:

           None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               JACQUES-MILLER INCOME FUND L.P.-II

                               By:  Jacques-Miller, Inc.
                                    Corporate General Partner

                               By:  /s/Patrick J. Foye
                                    Patrick J. Foye
                                    President and Treasurer

                               Date:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye       President, Treasurer and       Date:
Patrick J. Foye          Director

                                  EXHIBIT INDEX

Exhibit

3 Partnership Agreement is incorporated by reference to Exhibit A of the Prospectus contained in the Registrant's Registration Statement (2-99745) as filed with the Commission pursuant to Rule 424(b) under the Act.

4              Form of  Certificate  representing  interests in the  Registrant.
               (Exhibit 4 to Registration Statement on Form S-ii dated October 16, 1985, Registration Number 2-99745 is incorporated herein by reference.

10A Promissory Note dated July 20, 1990 in the amount of $476,000.00 payable to the Registrant executed by Balanced Holding Partners, L.P. (Filed as Exhibit 10A to Form 10K for the year ended December 30, 1990, and incorporated herein by reference.)

10B Settlement Agreement dated July 25, 1991 between Jacques-Miller Income Fund L.P. II and Balanced Holdings Partners, L.P., Jacques-Miller, Inc., and Jacques-Miller Mortgage, Inc. of Tennessee. (Filed as Exhibit 10B to Form 10K for the year ended December 31, 1991, and incorporated herein by reference.)

10C Advisory Agreement, dated December 30, 1991, between Jacque-Miller Income Fund L.P. II and Insignia GP Corporation. (Filed as Exhibit 10C to Form 10K for the year ended December 31, 1991, and incorporated herein by reference.)

10D            Contracts related to refinancing of debt:

               (a) First Mortgage and Security Agreement dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (La Plaza), L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing La Plaza Apartments.*

               (b) First Deed of Trust and Security Agreement dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks),
                     L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing La Plaza Apartments.*

               (c) Second Mortgage and Security Agreement dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (La Plaza), L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing La Plaza Apartments.*

               (d) Second Deed of Trust and Security Agreement dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks),
                     L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing La Plaza Apartments.*

               (e) First Assignment of Leases and Rents dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (La Plaza), L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing La Plaza Apartments.*

               (f) First Assignment of Leases and Rents dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks), L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Willow Oaks Apartments.*

               (g) Second Assignment of Leases and Rents dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (La Plaza), L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing La Plaza Apartments.*

               (h) Second Assignment of Leases and Rents dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks),
                     L.P. and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing Willow Oaks Apartments.*

               (i) First Mortgage Note dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset
                     Partnership (La Plaza), L.P. and First Commonwealth Realty Credit Corporation, relating to La Plaza Apartments.*

               (j) First Deed of Trust Note dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks), L.P. and First Commonwealth Realty Credit Corporation, relating to Willow Oaks Apartments.*

               (k) Second Mortgage Note dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (La Plaza), L.P. and First Commonwealth Realty Credit Corporation, relating to La Plaza Apartments.*

               (l) Second Deed of Trust Note dated October 28, 1992 between Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks), L.P. and First Commonwealth Realty Credit Corporation, relating to Willow Oaks Apartments.*

                     *Filed as Exhibits 10D (a) through (l), respectively, to Form 10KSB for the year ended December 31, 1992 and incorporated herein by reference.

21             Subsidiaries of the Registrant

27             Financial Data Schedule.

99A Agreement of Limited Partnership for Jacques-Miller Income Fund II Special Asset Partnership (La Plaza), L.P. between Jacques-Miller, Inc. and Jacques-Miller Income Fund L.P.-II entered into August 21, 1991. (Filed as Exhibit 28A to Form 10KSB for the year ended December 31, 1992, and incorporated herein by reference.)

99B Agreement of Limited Partnership for Jacques-Miller Income Fund II Special Asset Partnership (Willow Oaks), L.P. between
               Jacques-Miller, Inc. and Jacques-Miller Income Fund L.P.-II entered into August 21, 1991. (Filed as Exhibit 28B to Form 10KSB for the year ended December 31, 1992, and incorporated herein by reference.)

99C Agreement of Limited Partnership for Jacques-Miller Income Fund II Special Asset Partnership (Brighton Way), L.P. between
               Jacques-Miller, Inc. and Jacques-Miller Income Fund L.P.-II entered into August 21, 1991. (Filed as Exhibit 28C to Form 10KSB for the year ended December 31, 1992, and incorporated herein by reference.)