Form 10QSB
period 2000-03-31
JACQUES MILLER INCOME FUND LP II
filed 2000-05-15
CIK 774655

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                                 $ 803
   Notes receivable from affiliated parties (net of
     allowance of approximately $2,332)                                         --
                                                                             $ 803

Liabilities and Partners' (Deficit) Capital
Liabilities

   Other liabilities                                                         $  11

Partners' (Deficit) Capital

   General partner                                            $ (106)
   Limited partners (12,400 units issued and
     outstanding)                                                898           792
                                                                             $ 803

            See Accompanying Notes to Consolidated Financial Statements

b)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                           Three Months Ended
                                                                March 31,
                                                          2000              1999
Revenues:
   Interest income                                         $  9               $ 7
Expenses:
   General and administrative                                17                10

Net loss                                                  $  (8)             $ (3)

Net loss allocated to general partner (1%)                $  --              $ --

Net loss allocated to limited partners (99%)                 (8)               (3)

                                                          $  (8)             $ (3)

Net loss per limited partnership unit                    $(0.65)           $(0.24)

            See Accompanying Notes to Consolidated Financial Statements

c)

                      JACQUES-MILLER INCOME FUND, L.P. - II

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General     Limited
                                      Units      Partner     Partners       Total

Partners' (deficit) capital at
   December 31, 1999                  12,400      $ (106)      $ 906        $ 800

Net loss for the three months
   ended March 31, 2000                   --          --          (8)          (8)

Partners' (deficit) capital
   at March 31, 2000                  12,400      $ (106)      $ 898        $ 792

            See Accompanying Notes to Consolidated Financial Statements

d)
                      JACQUES-MILLER INCOME FUND, L.P. - II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

  Net loss                                                        $  (8)       $ (3)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Change in accounts:
      Other liabilities                                             (14)        (12)

       Net cash used in operating activities                        (22)        (15)

Net decrease in cash and cash equivalents                           (22)        (15)

Cash and cash equivalents at beginning of period                    825         774

Cash and cash equivalents at end of period                       $  803       $ 759

            See Accompanying Notes to Consolidated Financial Statements

e)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Jacques-Miller Income Fund, L.P. - II ("Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc. (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Notes Receivable from Affiliated Parties

Notes receivable consist of the following (in thousands):

                                            March 31,
                                               2000

Notes receivable                              $  937
Accrued interest receivable                    1,395
                                               2,332

Provision for uncollectible notes
  receivable (including
  approximately $1,202 of
  deferred interest revenue)                  (2,332)
                                              $   --

The Partnership holds three notes receivable at March 31, 2000, totaling approximately $937,000 with approximately $1,395,000 of related accrued interest, all of which is past due and fully reserved. Included in the provision for uncollectible notes receivable is approximately $1,202,000 of deferred interest revenue. Additionally, these three notes are due from related partnerships. These three promissory notes bear interest at rates ranging from 12% to 12.5%, and are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $383,000 (the "Catawba Club Note") matured November 1, 1997. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $429,000 (the "Quail Run Note") matured June 1, 1997. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $583,000 (the "Highridge Note") matured May 1, 1996. All of these notes were in default at March 31, 2000. The Partnership is currently seeking to receive full payment on, and resolution of, these notes. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments on these three notes were received in the period ended March 31, 2000 or 1999. These notes are fully reserved.

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

Note D - Transactions with Affiliated Parties

Other than the notes receivable, as previously disclosed, the Partnership had the following transactions:

On December 31, 1991, MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, acquired substantially all of the assets of Jacques-Miller, Inc. (the general partner interest of the Registrant) including Jacques-Miller's property management organization. However, the general partner interest of the Registrant was not acquired during this transaction. As a result of a separate Advisory Agreement between the Registrant and IFGP Corporation (an affiliate of Insignia), Insignia and its affiliates succeeded to those asset management and property management duties previously performed by Jacques-Miller.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $2,000 and $3,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 3,919 limited partnership units in the Partnership representing 31.606% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2000, was approximately $8,000 compared to a net loss of approximately $3,000 for the three months ended March 31, 1999. The increase in net loss for the three months ended March 31, 2000, is attributable to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses is attributable to an increase in general and administrative expense which is primarily due to an increase in professional fees relating to the administration of the Partnership as compared to the same period in 1999. The increase in total revenue is attributable to an increase in interest income as a result of higher average cash balances held in interest bearing accounts. The Partnership currently holds three notes from affiliated partnerships which require payments from excess cash flow after payments of first and second mortgages of the affiliated partnerships (see discussion below).

Liquidity and Capital Resources

At March 31, 2000, the Partnership held cash and cash equivalents of approximately $803,000 as compared to approximately $759,000 at March 31, 1999. The net decrease in cash and cash equivalents for the three months ended March 31, 2000, from the Partnership's year ended December 31, 1999, is approximately $22,000 and is all due to net cash used in operating activities.

During 1998, the Partnership agreed to accept a payment of approximately $70,000 in full satisfaction of the note receivable from Woodlawn Village. The outstanding balance of this note receivable totaled approximately $501,000, including accrued interest, and was fully reserved. The Partnership received this payment in April 1999.

The Partnership holds three notes receivable at March 31, 2000, totaling approximately $937,000 with approximately $1,395,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectible notes receivable is approximately $1,202,000 of deferred interest revenue. Additionally, these three notes are due from related partnerships. These three promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $383,000 (the "Catawba Club Note") matured November 1, 1997. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $429,000 (the "Quail Run Note") matured June 1, 1997. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $583,000 (the "Highridge Note") matured May 1, 1996. All of these notes were in default at March 31, 2000. The Partnership is currently seeking to receive full payment on, and resolution of, these notes. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments on these three notes were received in the period ended March 31, 2000 or 1999. These notes are fully reserved.

No distributions were made during the three months ended March 31, 2000 and 1999. Future cash distributions will depend on the levels of net cash generated from the collection of notes receivable and the availability of cash reserves. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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