Form 10QSB
period 2000-09-30
JACQUES MILLER INCOME FUND LP II
filed 2000-11-13
CIK 774655

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                 $ 792
   Notes receivable from affiliated parties (net of
     allowance of approximately $2,425)                                         --
                                                                             $ 792
Liabilities and Partners' (Deficit) Capital
Liabilities
   Other liabilities                                                         $  23

Partners' (Deficit) Capital
   General partner                                            $ (106)
   Limited partners (12,400 units issued and
     outstanding)                                                875           769
                                                                             $ 792


            See Accompanying Notes to Consolidated Financial Statements

b)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Three Months Ended          Nine Months Ended
                                        September 30,               September 30,
                                      2000          1999          2000          1999
Revenues:
   Interest income                    $ 10          $ 6           $ 29          $ 20

Expenses:
   General and administrative           24           11             60            38

Net loss                              $ (14)        $ (5)        $ (31)        $ (18)

Net loss allocated to
   general partner (1%)               $  --         $ --         $  --         $  --

Net loss allocated to
   limited partners (99%)               (14)          (5)          (31)          (18)

                                      $ (14)        $ (5)        $ (31)        $ (18)

Net loss per limited
   partnership unit                  $(1.13)       $(0.40)       $(2.50)       $(1.45)

            See Accompanying Notes to Consolidated Financial Statements

c)

                      JACQUES-MILLER INCOME FUND, L.P. - II

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' (deficit) capital at
   December 31, 1999                  12,400      $ (106)      $ 906        $ 800

Net loss for the nine months
   ended September 30, 2000               --          --         (31)         (31)

Partners' (deficit) capital
   at September 30, 2000              12,400      $ (106)      $ 875        $ 769


            See Accompanying Notes to Consolidated Financial Statements

d)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:
  Net loss                                                       $ (31)       $ (18)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Change in accounts:
      Due from affiliates                                            --          (2)
      Notes receivable                                               --          70
      Other liabilities                                              (2)         (3)

       Net cash (used in) provided by operating activities          (33)         47

Net (decrease) increase in cash and cash equivalents                (33)         47

Cash and cash equivalents at beginning of period                    825         774

Cash and cash equivalents at end of period                       $  792       $ 821

            See Accompanying Notes to Consolidated Financial Statements

e)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Jacques-Miller Income Fund, L.P. - II ("Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc. (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Partnership and a 99% limited partnership interest in Jacques-Miller Income Fund II Special Asset Partnership ("La Plaza") L.P. All significant interpartnership balances have been eliminated.

Note B - Notes Receivable from Affiliated Parties

Notes receivable consist of the following (in thousands):

                                           September 30,
                                               2000

Notes receivable                              $  937
Accrued interest receivable                    1,488
                                               2,425
Allowance for uncollectible notes
  receivable (including
  approximately $1,295 of
  deferred interest revenue)                  (2,425)
                                              $   --

The Partnership holds three notes receivable at September 30, 2000, totaling approximately $937,000 with approximately $1,488,000 of related accrued interest, all of which is past due and fully reserved. Included in the provision for uncollectible notes receivable is approximately $1,295,000 of deferred interest revenue. Additionally, these three notes are due from related partnerships. These three promissory notes bear interest at rates ranging from 12% to 12.5%, and are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $409,000 (the "Catawba Club Note") matured November 1, 1997. Subsequent to September 30, 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $457,000 (the "Quail Run Note") matured June 1, 1997. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $622,000 (the "Highridge Note") matured May 1, 1996. All of these notes were in default at September 30, 2000. The Partnership recently obtained a default judgment with respect to these notes. The Corporate General Partner is currently evaluating its options to collect upon this judgment.

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

Note C - Transactions with Affiliated Parties

Other than the notes receivable, as previously disclosed, the Partnership had the following transactions:

On December 31, 1991, MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired substantially all of the assets of Jacques-Miller, Inc. (the general partner interest of the Registrant) including Jacques-Miller's property management organization. However, the general partner interest of the Registrant was not acquired during this transaction. As a result of a separate Advisory Agreement between the Registrant and IFGP Corporation (an affiliate of Insignia), Insignia and its affiliates succeeded to those asset management and property management duties previously performed by Jacques-Miller, Inc.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $18,000 and $7,000 for the nine months ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 3,935.01 limited partnership units in the Partnership representing 31.73% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2000, was approximately $14,000 and $31,000 compared to a net loss of approximately $5,000 and $18,000 for the three and nine months ended September 30, 1999. The increase in net loss for the three and nine months ended September 30, 2000, is attributable to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses is attributable to an increase in general and administrative expense which is primarily due to an increase in professional fees relating to the administration of the Partnership in addition to an increase in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. The increase in total revenue is attributable to an increase in interest income as a result of higher average cash balances held in interest bearing accounts. The Partnership currently holds three notes from affiliated partnerships which require payments from excess cash flow after payments of first and second mortgages of the affiliated partnerships (see discussion below).

Liquidity and Capital Resources

At September 30, 2000, the Partnership held cash and cash equivalents of approximately $792,000 as compared to approximately $821,000 at September 30, 1999. For the nine months ended September 30, 2000, cash and cash equivalents decreased by approximately $33,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to the net loss of approximately $31,000 and the decrease in other liabilities of approximately $2,000.

During 1998, the Partnership agreed to accept a payment of approximately $70,000 in full satisfaction of the note receivable from Woodlawn Village. The outstanding balance of this note receivable totaled approximately $501,000, including accrued interest, and was fully reserved. The Partnership received this payment in April 1999. No such payment was received during the nine month period ended September 30, 2000.

The Partnership holds three notes receivable at September 30, 2000, totaling approximately $937,000 with approximately $1,488,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectible notes receivable is approximately $1,295,000 of deferred interest revenue. Additionally, these three notes are due from related partnerships. These three promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $409,000 (the "Catawba Club Note") matured November 1, 1997. Subsequent to September 30, 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $457,000 (the "Quail Run Note") matured June 1, 1997. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $622,000 (the "Highridge Note") matured May 1, 1996. All of these notes were in default at September 30, 2000. The Partnership recently obtained a default judgment with respect to these notes. The Corporate General Partner is currently evaluating its options to collect upon this judgment.

No distributions were made during the nine months ended September 30, 2000 and 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from the collection of notes receivable and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 2000 or subsequent periods.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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