Form 10KSB
period 2000-12-31
JACQUES MILLER INCOME FUND LP II
filed 2001-03-30
CIK 774655

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)

[X]ANNUAL REPORT  UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
   1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

                For the transition period from _________to _________

                         Commission file number 0-15758

                        JACQUES-MILLER INCOME FUND L.P. - II
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

State issuer's revenues for its most recent fiscal year.  $36,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Jacques-Miller Income Fund L.P.-II (the "Partnership" or "Registrant") is a Delaware limited partnership formed in July 1985 for the purpose of making first mortgage loans, wrap-around mortgage loans and other loans secured directly or indirectly by interests in real property substantially all of which may be made to affiliated public and private real estate limited partnerships. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2028 unless terminated prior to such date. The Registrant has made loans providing, generally, for repayment of principal between 8 and 15 years after funding. Substantially all of the assets of Jacques-Miller, Inc. (the "Corporate General Partner"), a Tennessee corporation, were acquired by an affiliate of Insignia Financial Group, Inc. ("Insignia") in December 1991, however, such assets purchased did not include the general partner interest of the Partnership. On October 1, 1998, Insignia merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). On December 10, 1998, AIMCO entered into an agreement with the sole shareholder of the Corporate General Partner pursuant to which AIMCO was granted the right to elect the directors of the Corporate General Partner. In connection with this transaction, the then current officer and director of the Corporate General Partner resigned and AIMCO appointed a new director who, in turn, appointed new officers of the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership. See "Item 9. Directors, Executive Officers, Promoters and Control Personal; Compliance with Section 16(a) of the Exchange Act".

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

Item 4.     Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matter to a vote of its security holders during the quarter ended December 31, 2000.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

There is no established market for the Units and it is not anticipated that any will develop in the foreseeable future. As of December 31, 2000, there were 901 holders of record owning an aggregate of 12,400 Units. Affiliates of the Corporate General Partner owned 3,937.01 Units or 31.75% at December 31, 2000.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the Corporate General Partner must consent to any transfer.

No cash distributions were paid during the years ended December 31, 2000 or 1999. Subsequent to December 31, 2000, the Partnership declared and paid a distribution of approximately $681,000 consisting of approximately $70,000 of funds received as full satisfaction of the note receivable from Woodlawn Village and approximately $611,000 of remaining cash from La Plaza. There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Partnership Agreement.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 3,937.01 limited partnership units in the Partnership representing 31.75% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2000, was approximately $45,000 compared to a net loss of approximately $24,000 for the year ending December 31, 1999. The increase in net loss is attributable to an increase in total expenses which was partially offset by an increase in total revenues. The increase in total expenses is directly attributable to an increase in general and administrative expenses. General and administrative expenses increased due to an increase in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and an increase in professional fees relating to the administration of the Partnership. Total revenues increased as a result of an increase in interest income. Interest income increased primarily due to an increase in the rate earned on interest bearing cash accounts. The Partnership currently holds three notes from affiliated partnerships which require payments from excess cash flow (see discussion below).

Liquidity and Capital Resources

At December 31, 2000, the Partnership held cash and cash equivalents of approximately $779,000 compared to approximately $825,000 at December 31, 1999. The net decrease in cash and cash equivalents for the year ended December 31, 2000 is approximately $46,000 resulting from net cash used in operating activities.

During 1998, the Partnership agreed to accept a payment of approximately $70,000 in full satisfaction of the note receivable from Woodlawn Village. The outstanding balance of this note receivable totaled approximately $501,000, including accrued interest, and was fully reserved. The Partnership received this payment in April 1999.

The Partnership held three notes receivable at December 31, 2000, totaling approximately $937,000 with approximately $1,535,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectible note receivables is approximately $1,342,000 of deferred interest revenue. Additionally, these three notes are past due from related partnerships. All three promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $422,000 (the "Catawba Club Note") matured November 1, 1997. During the twelve months ended December 31, 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $472,000 (the "Quail Run Note") matured June 1, 1997. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $641,000 (the "Highridge Note") matured May 1, 1996. All of these notes were in default at December 31, 2000. The Partnership recently obtained a default judgment with respect to these notes. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages and are dependent on excess cash flow from the properties or sales proceeds. No payments were received in 2000 or 1999 on these three notes. All three notes are fully reserved.

No distributions were made during the years ended December 31, 2000 and 1999. Subsequent to December 31, 2000, the Partnership declared and paid a distribution of approximately $681,000 ($674,000 to the limited partners or $54.35 per limited partnership unit). This distribution consisted of approximately $70,000 ($69,000 to the limited partners or $5.56 per limited partnership unit) of funds received as full satisfaction of the note receivable from Woodlawn Village and approximately $611,000 ($605,000 to the limited partners or $48.79 per limited partnership unit) of remaining cash from La Plaza. Future cash distributions will depend on the levels of net cash generated from the collection of notes receivable and the availability of cash reserves. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from collections of notes receivable to permit further distributions to its partners in the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 3,937.01 limited partnership units in the Partnership representing 31.75% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 7.     Financial Statements

JACQUES-MILLER INCOME FUND L.P.-II

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2000

      Statements of Operations - Years ended December 31, 2000 and 1999

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

      Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Jacques-Miller Income Fund L.P.-II

We have audited the  accompanying  balance sheet of  Jacques-Miller  Income Fund
L.P.-II as of December 31, 2000, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacques-Miller
Income Fund L.P.-II at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                           /s/ERNST & YOUNG LLP

Greenville, South Carolina
January 31, 2001

                       JACQUES-MILLER INCOME FUND L.P.-II

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                              $ 779
   Notes receivable from affiliated parties (net of
      allowance of approximately $2,472) (Note B)                            --
                                                                          $ 779
Liabilities and Partners' (Deficit) Capital
Liabilities
   Other liabilities                                                      $  24

Partners (Deficit) Capital
   General partner                                            $ (106)
   Limited partners (12,400 units issued and
      outstanding)                                               861        755
                                                                          $ 779

                 See Accompanying Notes to Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                            STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                        Years Ended December 31,
                                                            2000         1999
Revenues:
   Other income                                           $    36      $   31

Expenses:
   General and administrative                                  81          55

Net loss (Note A)                                         $   (45)     $  (24)

Net loss allocated to general partner (1%)                     --          --
Net loss allocated to limited partners (99%)                  (45)        (24)

                                                          $   (45)    $   (24)

Net loss per limited partnership unit                     $ (3.63)    $ (1.94)

                 See Accompanying Notes to Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General    Limited
                                          Units       Partner    Partners     Total

Partners' (deficit) capital at
  December 31, 1998                       12,400       $ (106)     $ 930      $ 824

Net loss for the year ended
  December 31, 1999                           --           --        (24)       (24)

Partners' (deficit) capital at
  December 31, 1999                       12,400         (106)       906        800

Net loss for the year ended
  December 31, 2000                           --           --        (45)       (45)

Partners' (deficit) capital at
  December 31, 2000                       12,400       $ (106)     $ 861      $ 755

                 See Accompanying Notes to Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net loss                                                       $  (45)       $ (24)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Change in accounts:
      Note receivable                                                --           70
      Other liabilities                                              (1)           5

       Net cash (used in) provided by operating activities          (46)          51

Net (decrease) increase in cash and cash equivalents                (46)          51

Cash and cash equivalents at beginning of period                    825          774

Cash and cash equivalents at end of period                       $  779        $ 825

                 See Accompanying Notes to Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: Jacques-Miller Income Fund L.P.-II (the "Partnership") is a Delaware limited partnership organized in July 1985 to make long-term junior mortgage loans, including wraparound loans, and, to a lesser extent, other mortgage loans including first mortgage loans primarily to affiliated public and private real estate limited partnerships. The general partner of the Partnership is Jacques-Miller, Inc. (the "Corporate General Partner"), a Tennessee corporation. The Partnership currently holds three notes receivable.

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

Cash and Cash Equivalents: Includes cash in bank and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Deferred Revenue: Deferred revenue results from accrued but unpaid interest receivable, realization of which is dependent upon appreciation of the property which collateralizes the receivable. The net interest revenue is recognized when collectibility is assured.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of the notes receivable approximates their fair value.

Segment Reporting: Statement of Financial Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as presently presented.

Note B - Notes Receivable from Affiliated Parties

Notes receivable consist of the following (in thousands):

                                               December 31,
                                                  2000

   Notes receivable                             $   937
   Accrued interest receivable                    1,535
                                                  2,472
   Provision for uncollectibles
     (including approximately $1,342,000
     of deferred interest revenue)               (2,472)
                                                $    --

The Partnership holds three notes receivable at December 31, 2000, totaling approximately $937,000 with approximately $1,535,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectible note receivables is approximately $1,342,000 of deferred interest revenue. Additionally, all three notes are past due from related partnerships. These three promissory notes bear interest at rates ranging from 12% to 12.5%, are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

During 1998, the Partnership agreed to accept a payment of approximately $70,000 in full satisfaction of the note receivable from Woodlawn Village. The outstanding balance of this note receivable totaled approximately $501,000, including accrued interest, and was fully reserved. The Partnership received this payment in April 1999.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $422,000 (the "Catawba Club Note") matured November 1, 1997. During the twelve months ended December 31, 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $472,000 (the "Quail Run Note") matured June 1, 1997. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $641,000 (the "Highridge Note") matured May 1, 1996. All of these notes were in default at December 31, 2000. The Partnership recently obtained a default judgment with respect to these notes. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages and are dependent on excess cash flow from the properties or sales proceeds. No payments were received in 2000 or 1999 on these three notes. All three notes are fully reserved.

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for federal income tax purposes. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported net loss and Federal taxable loss (in thousands):

                                            2000          1999
   Net loss as reported                   $   (45)      $   (24)
   Add (deduct):
      Accrued expenses                          1            --
      Bad debt                                 --          (178)
      Other                                    --             6

      Federal taxable loss                $   (44)      $  (196)

   Federal taxable loss per
      limited partnership unit            $ (3.55)      $(15.65)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                     $   755
Allowance for doubtful accounts              1,130
Other                                           27

Net assets - Federal tax basis             $ 1,912

Note D - Transactions with Affiliated Parties

Other than the notes receivable, as previously disclosed, the Partnership had the following transactions:

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $23,000 and $9,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 3,937.01 limited partnership units in the Partnership representing 31.75% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note E - Subsequent Event

Subsequent to December 31, 2000, the Partnership declared and paid a distribution of approximately $681,000 ($674,000 to the limited partners or $54.35 per limited partnership unit). This distribution consisted of approximately $70,000 ($69,000 to the limited partners or $5.56 per limited partnership unit) of funds received as full satisfaction of the note receivable from Woodlawn Village and approximately $611,000 ($605,000 to the limited partners or $48.79 per limited partnership unit) of remaining cash from La Plaza.

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

The principal executive officer and director of the Corporate General Partner is:

Name                         Age    Position

Patrick J. Foye              43     President, Treasurer and Director

Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since December 10, 1999. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

The above person is also a director and/or officer of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities
Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, the above person is also director and/or officer of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Corporate General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Corporate General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Corporate General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit of approximately
$25,000  and  non-audit  services  (principally  tax-related)  of  approximately
$10,000.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or group is known by the Registrant to own beneficially more than 5% of the outstanding interests of the Registrant, as of December 31, 2000.

       Entity                                Number of Units       Percentage
       AIMCO Properties LP
         (an affiliate of AIMCO)                3,937.01             31.75%

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, CO 80222.

No officer or director of the Corporate General Partner of the Registrant owns, nor do the officers or directors as a group own, any of the Registrant's interests as of December 31, 2000. No officer or directors of the Corporate General Partner possesses a right to acquire beneficial ownership or interests of the Registrant.

Item 12.    Certain Relationships and Related Transactions

The Partnership has outstanding notes receivable in the amount of approximately $937,000 and approximately $1,535,000 of related accrued interest, all of which is fully reserved, with affiliated partnerships at December 31, 2000. During 1998 the Partnership agreed to accept a payment of approximately $70,000 in full satisfaction of the Woodlawn Village Note. The outstanding balance of this note receivable totaled approximately $501,000 including accrued interest, and was fully reserved. The Partnership received this payment in April 1999.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $23,000 and $9,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 3,937.01 limited partnership units in the Partnership representing 31.75% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Reports on Form 8-K filed in the fourth quarter of 2000:

            None.

                                    SIGNATURE



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


                                    JACQUES-MILLER INCOME FUND L.P.-II


                                    By:   Jacques-Miller, Inc.
                                          Corporate General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President and Treasurer


                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Partnership and in the capacities and on the dates indicated.


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