Form 10QSB
period 2001-03-31
JACQUES MILLER INCOME FUND LP II
filed 2001-04-27
CIK 774655

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

                   For the quarterly period ended March 31, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $ 320
   Receivables                                                                  77
   Notes receivable from affiliated parties (net of
     allowance of approximately $2,208)                                         --
                                                                             $ 397
Liabilities and Partners' (Deficit) Capital
Liabilities
   Other liabilities                                                         $  17

Partners' (Deficit) Capital
   General partner                                            $ (110)
   Limited partners (12,400 units issued and
     outstanding)                                                490           380
                                                                             $ 397

                   See Accompanying Notes to Financial Statements

b)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                              Three Months Ended
                                                                  March 31,
                                                              2001           2000
Revenues:
   Recovery of bad debt                                      $  310           $ --
   Interest income                                               14              9
      Total revenues                                            324              9

Expenses:
   General and administrative                                    18             17

Net income (loss)                                            $  306           $ (8)

Net income (loss) allocated to general partner (1%)          $    3           $ --
Net income (loss) allocated to limited partners (99%)           303             (8)

                                                             $  306           $ (8)

Net income (loss) per limited partnership unit               $24.44          $(0.65)

Distributions per limited partnership unit                   $54.35          $ --

                   See Accompanying Notes to Financial Statements

c)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' (deficit) capital at
   December 31, 2000                  12,400      $ (106)      $ 861        $ 755

Distributions to partners                 --          (7)       (674)        (681)

Net income for the three months
   ended March 31, 2001                   --           3         303          306

Partners' (deficit) capital
   at March 31, 2001                  12,400      $ (110)      $ 490        $ 380


                   See Accompanying Notes to Financial Statements

d)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                              $ 306        $ (8)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Change in accounts:
      Receivables                                                   (77)         --
      Other liabilities                                              (7)        (14)
       Net cash provided by (used in) operating activities          222         (22)

Cash flow used in financing activity:
  Distribution to partners                                         (681)         --

Net decrease in cash and cash equivalents                          (459)        (22)

Cash and cash equivalents at beginning of period                    779         825

Cash and cash equivalents at end of period                       $  320       $ 803

                   See Accompanying Notes to Financial Statements


e)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Jacques-Miller Income Fund, L.P. - II ("Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc. (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Note B - Notes Receivable from Affiliated Parties

Notes receivable consist of the following (in thousands):

                                            March 31,
                                              2001

Notes receivable                             $   937
Accrued interest receivable                    1,271
                                               2,208
Provision for uncollectible notes
  receivable (including
  approximately $1,078,000 of
  deferred interest revenue)                  (2,208)
                                             $    --

The Partnership holds three notes receivable at March 31, 2001, totaling approximately $937,000 with approximately $1,271,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectible notes receivable is approximately $1,078,000 of deferred interest revenue. Additionally, these three notes are past due from related partnerships. These three promissory notes bear interest at rates ranging from 12% to 12.5%, and are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $434,000 (the "Catawba Club Note") matured November 1, 1997. During 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due at March 31, 2001 in the amount of approximately $176,000 (the "Quail Run Note") matured June 1, 1997. During the three months ended March 31, 2001, the Partnership received a $310,000 payment for outstanding interest on the note from Quail Run. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $661,000 (the "Highridge Note") matured May 1, 1996. All of these notes were in default at March 31, 2001. The Partnership recently obtained a default judgment with respect to these notes. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments on these three notes were received in the three month period ended March 31, 2000. All three notes are fully reserved.

Note C - Transactions with Affiliated Parties

Other than the notes receivable, as previously disclosed, the Partnership had the following transactions:

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $8,000 and $2,000 for the three months ended March 31, 2001 and 2000, respectively.

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

Results of Operations

The Partnership's net income for the three months ended March 31, 2001, was approximately $306,000 compared to a net loss of approximately $8,000 for the three months ended March 31, 2000. The increase in net income for the three months ended March 31, 2001, is attributable to an increase in total revenues. The increase in total revenues is attributable to an interest payment received on Quail Run's fully reserved note and an increase in interest income as a result of higher average cash balances held in interest bearing accounts. The Partnership currently holds three notes from affiliated partnerships which require payments from excess cash flow after payments of first and second mortgages of the affiliated partnerships (see discussion below).

Liquidity and Capital Resources

At March 31, 2001, the Partnership held cash and cash equivalents of approximately $320,000 as compared to approximately $803,000 at March 31, 2000. The net decrease in cash and cash equivalents for the three months ended March 31, 2001, from the Partnership's year ended December 31, 2000, is approximately $459,000 resulting from net cash used in financing activities partially offset by net cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners.

The Partnership holds three notes receivable at March 31, 2001, totaling approximately $937,000 with approximately $1,271,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectible notes receivable is approximately $1,078,000 of deferred interest revenue. Additionally, these three notes are past due from related partnerships. These three promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $434,000 (the "Catawba Club Note") matured November 1, 1997. During 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due at March 31, 2001 in the amount of approximately $176,000 (the "Quail Run Note") matured June 1, 1997. During the three months ended March 31, 2001, the Partnership received a $310,000 payment for outstanding interest on the note from Quail Run. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $661,000 (the "Highridge Note") matured May 1, 1996. All of these notes were in default at March 31, 2001. The Partnership recently obtained a default judgment with respect to these notes. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments on these three notes were received in the three month period ended March 31, 2000. All three notes are fully reserved.

During the three months ended March 31, 2001, the Partnership declared and paid a distribution of approximately $681,000 to the partners (approximately $674,000 to the limited partners or $54.35 per limited partnership unit). This distribution consisted of approximately $70,000 (approximately $69,000 to the limited partners or $5.56 per limited partnership unit) of funds received as full satisfaction of the note receivable from Woodlawn Village and approximately $611,000 (approximately $605,000 to the limited partners or $48.79 per limited partnership unit) of remaining cash from the sale of La Plaza. No distributions were made during the three months ended March 31, 2000. Future cash distributions will depend on the collection of notes receivable and the availability of cash reserves. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from collections of the fully reserved notes receivable to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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