Form 10QSB
period 2001-09-30
JACQUES MILLER INCOME FUND LP II
filed 2001-11-02
CIK 774655

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

              For the quarterly period ended September 30, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                               $ 72
   Notes receivable from affiliated parties (net of
     allowance of approximately $2,307)                                      --
                                                                           $ 72
Liabilities and Partners' (Deficit) Capital
Liabilities
   Other liabilities                                                       $ 30

Partners' (Deficit) Capital
   General partner                                            $ (113)
   Limited partners (12,400 units issued and
     outstanding)                                                155         42
                                                                           $ 72


                See Accompanying Notes to Financial Statements

b)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)



                                      Three Months Ended          Nine Months Ended
                                        September 30,               September 30,
                                      2001          2000          2001          2000
Revenues:
   Recovery of bad debt               $ --          $ --         $ 310          $ --
   Interest income                       --            10            18            29
      Total revenues                     --            10           328            29

Expenses:
   General and administrative            14            24            54            60

Net (loss) income                     $ (14)       $ (14)        $ 274         $ (31)

Net income allocated to
   general partner (1%)               $ --          $ --          $ 3           $ --

Net (loss) income allocated to
   limited partners (99%)               (14)          (14)          271           (31)

                                      $ (14)       $ (14)        $ 274         $ (31)

Net (loss) income per limited
   partnership unit                  $(1.13)       $(1.13)       $21.85        $(2.50)

Distributions per limited
   partnership unit                   $ --          $ --         $78.79         $ --

                See Accompanying Notes to Financial Statements


c)

                      JACQUES-MILLER INCOME FUND, L.P. - II

             STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' (deficit) capital at
   December 31, 2000                  12,400      $ (106)      $ 861        $ 755

Distributions to partners                 --         (10)       (977)        (987)

Net income for the nine months
   ended September 30, 2001               --           3         271          274

Partners' (deficit) capital
   at September 30, 2001              12,400      $ (113)      $ 155        $ 42


                See Accompanying Notes to Financial Statements


d)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                              $ 274        $ (31)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Change in accounts:
      Other liabilities                                               6          (2)

       Net cash provided by (used in) operating activities          280         (33)

Cash flow used in financing activity:
  Distribution to partners                                         (987)         --

Net decrease in cash and cash equivalents                          (707)        (33)

Cash and cash equivalents at beginning of period                    779         825

Cash and cash equivalents at end of period                        $ 72        $ 792

                See Accompanying Notes to Financial Statements


e)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Jacques-Miller Income Fund, L.P. - II ("Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc. (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Corporate General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Notes Receivable from Affiliated Parties

Notes receivable consist of the following (in thousands):

                                           September 30,
                                               2001

Notes receivable                             $   937
Accrued interest receivable                    1,370
                                               2,307
Provision for uncollectible notes
  receivable (including
  approximately $1,177,000 of
  deferred interest revenue)                  (2,307)
                                             $   --

The Partnership holds three notes receivable at September 30, 2001, totaling approximately $937,000 with approximately $1,370,000 of related accrued interest, all of which is past due and fully reserved. Included in the provision for uncollectible notes receivable is approximately $1,177,000 of deferred interest revenue. Additionally, these three notes are due from related partnerships. These three promissory notes bear interest at rates ranging from 12% to 12.5%, and are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $461,000 (the "Catawba Club Note") matured November 1, 1997. During 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $204,000 (the "Quail Run Note") matured June 1, 1997. During the nine months ended September 30, 2001, the Partnership received a $310,000 payment for outstanding interest on the note from Quail Run. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $705,000 (the "Highridge Note") matured May 1, 1996. All of these notes were in default at September 30, 2001. The Partnership has obtained a default judgment with respect to these notes. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales and refinancing proceeds. No payments on these three notes were received in the nine month period ended September 30, 2000. All three notes are fully reserved.

Note C - Transactions with Affiliated Parties

Other than the notes receivable, as previously disclosed, the Partnership had the following transactions:

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $19,000 and $18,000 for the nine months ended September 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,044.01 limited partnership units in the Partnership representing 32.61% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Distributions

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $987,000 to the partners (approximately $977,000 to the limited partners or $78.79 per limited partnership unit). These distributions consisted of approximately $70,000 (approximately $69,000 to the limited partners or $5.56 per limited partnership unit) of funds received as full satisfaction of the note receivable from Woodlawn Village, approximately $611,000 (approximately $605,000 to the limited partners or $48.79 per limited partnership unit) of remaining cash from the sale of La Plaza and approximately $306,000 (approximately $303,000 to the limited partners or $24.44 per limited partnership unit) of funds received as partial payment of the interest receivable from Quail Run. No distributions were made during the nine months ended September 30, 2000.

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

Results of Operations

The Partnership's net income for the nine months ended September 30, 2001 was approximately $274,000 compared to a net loss of approximately $31,000 for the nine months ended September 30, 2000. The Partnership's net loss for both the three months ended September 30, 2001 and 2000, was approximately $14,000. The increase in net income for the nine months ended September 30, 2001, is attributable to an increase in total revenues. The increase in total revenues is attributable to an interest payment received on Quail Run's fully reserved note. The Partnership currently holds three notes from affiliated partnerships, which require payments from excess cash flow after payments of first and second mortgages of the affiliated partnerships (see discussion below). There was no change in the net loss for the three months ended September 30, 2001 as the decrease in total revenues was offset by the decrease in total expenses. The decrease in total revenues is due to the decrease in interest income as a result of lower cash balances held in interest bearing accounts. The decrease in total expenses is due to a decrease in professional expenses.

Liquidity and Capital Resources

At September 30, 2001, the Partnership held cash and cash equivalents of approximately $72,000 as compared to approximately $792,000 at September 30, 2000. For the nine months ended September 30, 2001, cash and cash equivalents decreased by approximately $707,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $987,000 of cash used in financing activities partially offset by approximately $280,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners. The Partnership invests its cash in interest bearing accounts.

The Partnership holds three notes receivable at September 30, 2001, totaling approximately $937,000 with approximately $1,370,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectible notes receivable is approximately $1,177,000 of deferred interest revenue. Additionally, these three notes are due from related partnerships. These three promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $461,000 (the "Catawba Club Note") matured November 1, 1997. During 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $204,000 (the "Quail Run Note") matured June 1, 1997. During the nine months ended September 30, 2001, the Partnership received a $310,000 payment for outstanding interest on the note from Quail Run. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $705,000 (the "Highridge Note") matured May 1, 1996. All of these notes were in default at September 30, 2001. The Partnership has obtained a default judgment with respect to these notes. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales and refinancing proceeds. No payments on these three notes were received in the nine month period ended September 30, 2000. All three notes are fully reserved.

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $987,000 to the partners (approximately $977,000 to the limited partners or $78.79 per limited partnership unit). These distributions consisted of approximately $70,000 (approximately $69,000 to the limited partners or $5.56 per limited partnership unit) of funds received as full satisfaction of the note receivable from Woodlawn Village, approximately $611,000 (approximately $605,000 to the limited partners or $48.79 per limited partnership unit) of remaining cash from the sale of La Plaza and approximately $306,000 (approximately $303,000 to the limited partners or $24.44 per limited partnership unit) of funds received as partial payment of the interest receivable from Quail Run. No distributions were made during the nine months ended September 30, 2000. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the collection of notes receivable and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from collections of the fully reserved notes receivable to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,044.01 limited partnership units in the Partnership representing 32.61% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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