Form 10KSB
period 2001-12-31
JACQUES MILLER INCOME FUND LP II
filed 2002-03-25
CIK 774655

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                        For the transition period from to

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

State issuer's revenues for its most recent fiscal year.  $453,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

Item 4.     Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matter to a vote of its security holders during the quarter ended December 31, 2001.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

There is no established market for the Units and it is not anticipated that any will develop in the foreseeable future. As of December 31, 2001, there were 897 holders of record owning an aggregate of 12,400 Units. Affiliates of the Corporate General Partner owned 4,049.01 Units or 32.65% at December 31, 2001.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the Corporate General Partner must consent to any transfer.

The following table sets forth the distributions declared by the Partnership for the year ended December 31, 2001 and subsequent to December 31, 2001. No cash distributions were paid during the year ended December 31, 2000 (see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/01 - 12/31/01                $987 (1)            $78.79
      Subsequent to 12/31/01                84 (2)              6.69

(1) Consists of approximately $611,000 of remaining cash from the sale of La Plaza and approximately $376,000 of cash from note repayments. The note repayments were from full satisfaction of the note receivable from Woodlawn Village of approximately $70,000 and partial payment of interest receivable from Quail Run of approximately $306,000.

(2) Consists of approximately $84,000 from note repayments. The note repayment was a partial payment of interest receivable from Highridge.

Future cash distributions will depend on the levels of net cash generated from the collection of notes receivable and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from collections of notes receivable to permit further distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,049.01 limited partnership units in the Partnership representing 32.65% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2001, was approximately $406,000 compared to a net loss of approximately $45,000 for the year ended December 31, 2000. The increase in net income for the year ended December 31, 2001, is attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenue is attributable to interest payments received on Quail Run's and Highridge Associates' fully reserved notes. The Partnership currently holds three notes from affiliated partnerships, which require payments from excess cash flow after payments of first and second mortgages of the affiliated partnerships (see discussion below). The increase in total revenue was partially offset by a decrease in interest income as a result of lower average cash balances held in interest bearing accounts. The decrease in total expenses is due to a decrease in general and administrative expense. General and administrative expense decreased due to a decrease in the cost of services included in the management reimbursements to Corporate General Partner as allowed under the Partnership Agreement and a decrease in professional fees relating to the administration of the Partnership.

Liquidity and Capital Resources

At December 31, 2001, the Partnership held cash and cash equivalents of approximately $160,000 compared to approximately $779,000 at December 31, 2000. The decrease in cash and cash equivalents is due to approximately $987,000 of cash used in financing activities partially offset by approximately $368,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners. The Partnership invests its cash in interest bearing accounts.

The Partnership holds three notes receivable at December 31, 2001, totaling approximately $937,000 with approximately $1,257,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectible note receivables is approximately $1,064,000 of deferred interest revenue. Additionally, these three notes are past due from related partnerships. All three promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $473,000 (the "Catawba Club Note") matured November 1, 1997. During the year ended December 31, 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $219,000 (the "Quail Run Note") matured June 1, 1997. During the year ended December 31, 2001, the Partnership received a $310,000 payment for outstanding interest on the note from Quail Run. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $565,000 (the "Highridge Note") matured May 1, 1996. During the year ended December 31, 2001, the Partnership received approximately $125,000 for payment of outstanding interest on the note from Highridge Associates. All of these notes were in default at December 31, 2001. The Partnership has obtained a default judgment with respect to these notes. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales and refinancing proceeds. No payments were received in 2000 on these three notes. All three notes are fully reserved.

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $987,000 to the partners (approximately $977,000 to the limited partners or $78.79 per limited partnership unit). These distributions consisted of approximately $70,000 (approximately $69,000 to the limited partners or $5.56 per limited partnership unit) of funds received as full satisfaction of the note receivable from Woodlawn Village, approximately $611,000 (approximately $605,000 to the limited partners or $48.79 per limited partnership unit of remaining cash from the sale of La Plaza and approximately $306,000 (approximately $303,000 to the limited partners or $24.44 per limited partnership unit) of funds received as partial payment of the interest receivable from Quail Run. No distributions were made during the year ended December 31, 2000. Subsequent to December 31, 2001, the Partnership declared and paid a distribution of approximately $84,000 ($83,000 to the limited partners or $6.69 per limited partnership unit) received as partial payment of the interest receivable from Highridge Associates. Future cash distributions will depend on the levels of net cash generated from the collection of notes receivable and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from collections of notes receivable to permit further distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,049.01 limited partnership units in the Partnership representing 32.65% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Item 7.     Financial Statements

JACQUES-MILLER INCOME FUND L.P.-II

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Jacques-Miller Income Fund L.P.-II

We have audited the  accompanying  balance sheet of  Jacques-Miller  Income Fund
L.P.-II as of December 31, 2001, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacques-Miller Income Fund L.P.-II at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                       JACQUES-MILLER INCOME FUND L.P.-II

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                 $ 160
   Other assets                                                                  21
   Notes receivable from affiliated parties (net of
      allowance of approximately $2,194) (Note B)                               --
                                                                             $ 181
Liabilities and Partners' (Deficit) Capital
Liabilities
   Other liabilities                                                         $   7

Partners (Deficit) Capital
   General partner                                            $ (112)
   Limited partners (12,400 units issued and
      outstanding)                                               286            174
                                                                             $ 181

                   See Accompanying Notes to Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                            STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                           Years Ended December 31,
                                                              2001         2000
Revenues:
   Recovery of bad debt from affiliated parties               $ 435        $ --
   Other income                                                   18           36
       Total revenues                                            453           36
Expenses:
   General and administrative                                     47           81

Net income (loss) (Note A)                                    $ 406        $ (45)

Net income allocated to general partner (1%)                   $ 4         $ --
Net income (loss) allocated to limited partners (99%)            402          (45)

                                                              $ 406        $ (45)

Net income (loss) per limited partnership unit               $ 32.42      $ (3.63)

Distributions per limited partnership unit                   $ 78.79       $ --


                   See Accompanying Notes to Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Partners' (deficit) capital at
  December 31, 1999                       12,400       $ (106)     $ 906      $ 800

Net loss for the year ended
  December 31, 2000                           --           --         (45)       (45)

Partners' (deficit) capital at
  December 31, 2000                       12,400         (106)        861        755

Distribution to partners                      --          (10)       (977)      (987)

Net income for the year
  ended December 31, 2001                     --            4         402        406

Partners' (deficit) capital at
  December 31, 2001                       12,400       $ (112)     $ 286      $ 174

                   See Accompanying Notes to Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)



                                                                     Years Ended
                                                                    December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                              $ 406        $ (45)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Change in accounts:
      Other assets                                                  (21)          --
      Other liabilities                                             (17)          (1)

       Net cash provided by (used in) operating activities          368          (46)

Cash used in financing activity:
  Distribution to partners                                         (987)          --

Net decrease in cash and cash equivalents                          (619)         (46)

Cash and cash equivalents at beginning of period                    779          825

Cash and cash equivalents at end of period                       $ 160        $ 779


                   See Accompanying Notes to Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


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

Cash and Cash Equivalents: Includes cash in bank and interest bearing accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $160,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as presently presented.

Note B - Notes Receivable from Affiliated Parties

Notes receivable consist of the following (in thousands):

                                               December 31,
                                                   2001

   Notes receivable                                $ 937
   Accrued interest receivable                      1,257
                                                    2,194
   Provision for uncollectibles
     (including approximately $1,064,000
     of deferred interest revenue)                 (2,194)
                                                   $ --

The Partnership holds three notes receivable at December 31, 2001, totaling approximately $937,000 with approximately $1,257,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectible note receivables is approximately $1,064,000 of deferred interest revenue. Additionally, all three notes are past due from related partnerships. These three promissory notes bear interest at rates ranging from 12% to 12.5%, are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $473,000 (the "Catawba Club Note") matured November 1, 1997. During the year ended December 31, 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $219,000 (the "Quail Run Note") matured June 1, 1997. During the year ended December 31, 2001, the Partnership received a $310,000 payment for outstanding interest on the note from Quail Run. A third note in the amount of $70,000 with accrued interest due in the amount of approximately $565,000 (the "Highridge Note") matured May 1, 1996. During the year ended December 31, 2001, the Partnership received approximately $125,000 for payment of outstanding interest on the note from Highridge Associates. All of these notes were in default at December 31, 2001. The Partnership has obtained a default judgment with respect to these notes. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales and refinancing proceeds. No payments were received in 2000 on these three notes. All three notes are fully reserved.

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for federal income tax purposes. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands):

                                            2001         2000
   Net income (loss) as reported           $ 406         $ (45)
   Add (deduct):
      Accrued expenses                          2             1
      Other                                   (22)           --

      Federal taxable income (loss)        $ 386         $ (44)

   Federal taxable income (loss) per
      limited partnership unit             $30.83       $ (3.55)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported                      $ 174
Allowance for doubtful accounts              1,130
Other                                            8

Net assets - Federal tax basis             $1,312

Note D - Transactions with Affiliated Parties

Other than the notes receivable, as previously disclosed, the Partnership had the following transactions:

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $3,000 and $23,000 for the years ended December 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,049.01 limited partnership units in the Partnership representing 32.65% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note E - Distributions

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $987,000 to the partners (approximately $977,000 to the limited partners or $78.79 per limited partnership unit). These distributions consisted of approximately $70,000 (approximately $69,000 to the limited partners or $5.56 per limited partnership unit) of funds received as full satisfaction of the note receivable from Woodlawn Village, approximately $611,000 (approximately $605,000 to the limited partners or $48.79 per limited partnership unit) of remaining cash from the sale of La Plaza and approximately $306,000 (approximately $303,000 to the limited partners or $24.44 per limited partnership unit) of funds received as partial payment of the interest receivable from Quail Run. No distributions were made during the year ended December 31, 2000. Subsequent to December 31, 2001, the Partnership declared and paid a distribution of approximately $84,000 ($83,000 to the limited partners or $6.69 per limited partnership unit) received as partial payment of the interest receivable from Highridge Associates.

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

The principal executive officer and director of the Corporate General Partner is:

Name                         Age    Position

Patrick J. Foye              44     President, Treasurer and Director

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

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $24,000 and non-audit services (principally tax-related) of approximately $11,000.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or group is known by the Registrant to own beneficially more than 5% of the outstanding interests of the Registrant, as of December 31, 2001.

       Entity                                Number of Units       Percentage
       AIMCO Properties LP
         (an affiliate of AIMCO)                4,049.01             32.65%

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, CO 80222.

No officer or director of the Corporate General Partner of the Registrant owns, nor do the officers or directors as a group own, any of the Registrant's interests as of December 31, 2001. No officer or directors of the Corporate General Partner possesses a right to acquire beneficial ownership or interests of the Registrant.

Item 12.    Certain Relationships and Related Transactions

The Partnership has outstanding notes receivable in the amount of approximately $937,000 and approximately $1,257,000 of related accrued interest, all of which is fully reserved, with affiliated partnerships at December 31, 2001.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $3,000 and $23,000 for the years ended December 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,049.01 limited partnership units in the Partnership representing 32.65% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Reports on Form 8-K filed in the fourth quarter of 2001:

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


                                    Date: March 25, 2002


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Partnership and in the capacities and on the dates indicated.


/s/Patrick J. Foye      President, Treasurer and      Date: March 25, 2002
Patrick J. Foye         Director

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