Form 10QSB
period 2002-03-31
JACQUES MILLER INCOME FUND LP II
filed 2002-05-13
CIK 774655

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report



                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2002


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                                 $  69
   Other assets                                                                 21
   Notes receivable from affiliated parties (net of
     allowance of approximately $1,586)                                         --
                                                                             $  90
Liabilities and Partners' (Deficit) Capital
Liabilities
   Other liabilities                                                         $  16

Partners' (Deficit) Capital
   General partner                                            $ (113)
   Limited partners (12,400 units issued and
     outstanding)                                                187            74
                                                                             $  90

                   See Accompanying Notes to Financial Statements

b)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                              Three Months Ended
                                                                  March 31,
                                                              2002           2001
Revenues:
   Recovery of bad debt from affiliated parties               $ --           $ 310
   Other income                                                  --             14
      Total revenues                                             --            324

Expenses:
   General and administrative                                    16             18

Net (loss) income                                            $ (16)          $ 306

Net (loss) income allocated to general partner (1%)           $ --            $ 3
Net (loss) income allocated to limited partners (99%)           (16)           303

                                                             $ (16)          $ 306

Net (loss) income per limited partnership unit               $(1.29)        $24.44

Distributions per limited partnership unit                   $ 6.69         $54.35



                   See Accompanying Notes to Financial Statements

c)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' (deficit) capital at
   December 31, 2001                  12,400      $ (112)      $ 286        $ 174

Distributions to partners                 --          (1)        (83)         (84)

Net loss for the three months
   ended March 31, 2002                   --          --         (16)         (16)

Partners' (deficit) capital
   at March 31, 2002                  12,400      $ (113)      $ 187        $ 74


                   See Accompanying Notes to Financial Statements

d)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)





                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net (loss) income                                              $ (16)       $ 306
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
   Change in accounts:
      Receivables                                                    --         (77)
      Other liabilities                                               9          (7)
       Net cash (used in) provided by operating activities           (7)        222

Cash flow used in financing activity:
  Distribution to partners                                          (84)       (681)

Net decrease in cash and cash equivalents                           (91)       (459)

Cash and cash equivalents at beginning of period                    160         779

Cash and cash equivalents at end of period                        $ 69        $ 320



                   See Accompanying Notes to Financial Statements

e)

                      JACQUES-MILLER INCOME FUND, L.P. - II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Jacques-Miller Income Fund, L.P. - II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc. (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Note B - Notes Receivable from Affiliated Parties

Notes receivable consist of the following (in thousands):

                                            March 31,
                                              2002

Notes receivable                              $ 867
Accrued interest receivable                      719
                                               1,586
Provision for uncollectible notes
  receivable (including
  approximately $719 of
  deferred interest revenue)                  (1,586)
                                              $ --

The Partnership holds two notes receivable at March 31, 2002, totaling approximately $867,000 with approximately $719,000 of related accrued interest, all of which are fully reserved. Included in the provision for uncollectible notes receivable is approximately $719,000 of deferred interest revenue. Additionally, these two notes are past due from related partnerships. These two promissory notes bear interest at 12.5%, and are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $486,000 (the "Catawba Club Note") matured November 1, 1997. During 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due at March 31, 2002 in the amount of approximately $233,000 (the "Quail Run Note") matured June 1, 1997. Both of these notes were in default at March 31, 2002. The Partnership recently obtained a default judgment with respect to these notes. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments on these three notes were received in the three month period ended March 31, 2002. During the three months ended March 31, 2001, the Partnership received a $310,000 payment for outstanding interest on the note from Quail Run. Both notes are fully reserved.

During the three months ended March 31, 2002, the Partnership forgave the remaining debt of approximately $635,000 on the Highridge note. Highridge Associates sold all of its investment properties during 2001 and was unable to fully repay its debt to the Partnership. The Partnership received a payment of approximately $125,000 on the Highridge note during 2001.

Note C - Transactions with Affiliated Parties

Other than the notes receivable, as previously disclosed, the Partnership had the following transactions:

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $5,000 and $8,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses. As of March 31, 2002, the Partnership is owed approximately $21,000 from an affiliate of the Corporate General Partner for amounts overcharged in prior year for accountable administrative expenses.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2002, was approximately $16,000 compared to net income of approximately $306,000 for the three months ended March 31, 2001. The increase in net loss for the three months ended March 31, 2002, is attributable to a decrease in total revenues. The decrease in total revenues is attributable to an interest payment received on Quail Run's fully reserved note for the three months ended March 31, 2001 and a decrease in other income as a result of lower average cash balances held in interest bearing accounts. The Partnership currently holds two notes from affiliated partnerships which require payments from excess cash flow after payments of first and second mortgages of the affiliated partnerships (see discussion below).

Liquidity and Capital Resources

At March 31, 2002, the Partnership held cash and cash equivalents of approximately $69,000 as compared to approximately $320,000 at March 31, 2001. The decrease in cash and cash equivalents of approximately $91,000 from the Partnership's year ended December 31, 2001, is due to approximately $84,000 of cash used in financing activities and approximately $7,000 of cash used in operating activities. Cash used in financing activities consisted of distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

The Partnership holds two notes receivable at March 31, 2002, totaling approximately $867,000 with approximately $719,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectible notes receivable is approximately $719,000 of deferred interest revenue. Additionally, these two notes are past due from related partnerships. These two promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $486,000 (the "Catawba Club Note") matured November 1, 1997. During 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due at March 31, 2002 in the amount of approximately $233,000 (the "Quail Run Note") matured June 1, 1997. Both of these notes were in default at March 31, 2002. The Partnership recently obtained a default judgment with respect to these notes. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments on these two notes were received in the three month period ended March 31, 2002. During the three months ended March 31, 2001, the Partnership received a $310,000 payment for outstanding interest on the note from Quail Run. Both notes are fully reserved.

During the three months ended March 31, 2002, the Partnership forgave the remaining debt of approximately $635,000 on the Highridge note. Highridge Associates sold all of its investment properties during 2001 and was unable to fully repay its debt to the Partnership. The Partnership received a payment of approximately $125,000 on the Highridge note during 2001.


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit

Note
 Repayments (1)        $  84            $ 6.69           $   70           $ 5.56
Sale (2)                  --                --              611            48.79
                       $  84            $ 6.69           $  681           $54.35

(1) From note repayments from Highridge Associates during 2001, and from Woodlawn Village during 2000, respectively.

(2)      From the sale of La Plaza.

Future cash distributions will depend on the levels of net cash generated from the collection of notes receivable and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from collections of notes receivable to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,059 limited partnership units in the Partnership representing 32.74% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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


                                    Date: May 13, 2002