Form 10QSB
period 2002-06-30
JACQUES MILLER INCOME FUND LP II
filed 2002-08-14
CIK 774655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934


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



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                      JACQUES-MILLER INCOME FUND, L.P. - II

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 60
   Notes receivable from affiliated parties (net of
     allowance of approximately $1,613)                                         --
                                                                             $ 60
Liabilities and Partners' (Deficit) Capital
Liabilities
   Other liabilities                                                         $ 21

Partners' (Deficit) Capital
   General partner                                            $ (113)
   Limited partners (12,400 units issued and
     outstanding)                                                152            39
                                                                             $ 60

                   See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                      Three Months Ended          Six Months Ended

                                           June 30,                   June 30,
                                      2002          2001          2002          2001
Revenues:
   Recovery of bad debt               $ --          $ --          $ --         $ 310
   Interest income                       --             4            --            18
      Total revenues                     --             4            --           328

Expenses:
   General and administrative            35            22            51            40

Net (loss) income                     $ (35)       $ (18)        $ (51)        $ 288

Net income allocated to
   general partner (1%)               $ --          $ --          $ --          $ 3

Net (loss) income allocated to
   limited partners (99%)               (35)          (18)          (51)          285

                                      $ (35)       $ (18)        $ (51)        $ 288

Net (loss) income per limited
   partnership unit                  $(2.82)       $(1.45)       $(4.11)       $22.98

Distributions per limited
   partnership unit                   $ --         $24.44        $ 6.69        $78.79

                   See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' (deficit) capital at
   December 31, 2001                  12,400      $ (112)      $ 286        $ 174

Distributions to partners                 --          (1)        (83)         (84)

Net loss for the six months
   ended June 30, 2002                    --          --         (51)         (51)

Partners' (deficit) capital
   at June 30, 2002                   12,400      $ (113)      $ 152        $ 39

                   See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)






                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net (loss) income                                              $ (51)       $ 288
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
   Change in accounts:
      Other assets                                                   21          --
      Other liabilities                                              14          --

       Net cash (used in) provided by operating activities          (16)        288

Cash flow used in financing activity:
  Distribution to partners                                          (84)       (987)

Net decrease in cash and cash equivalents                          (100)       (699)

Cash and cash equivalents at beginning of period                    160         779

Cash and cash equivalents at end of period                        $ 60        $ 80

                   See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Jacques-Miller Income Fund, L.P. - II ("Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc. (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2001. The Corporate General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Notes Receivable from Affiliated Parties

Notes receivable consist of the following (in thousands):

                                            June 30,
                                              2002

Notes receivable                              $ 867
Accrued interest receivable                      746
                                               1,613
Provision for uncollectible notes
  receivable (including
  approximately $746 of
  deferred interest revenue)                  (1,613)
                                              $ --

The Partnership holds two notes receivable at June 30, 2002, totaling approximately $867,000 with approximately $746,000 of related accrued interest, all of which are fully reserved. Included in the provision for uncollectible notes receivable is approximately $746,000 of deferred interest revenue. Additionally, these two notes are past due from related partnerships. These two promissory notes bear interest at 12.5%, and are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $499,000 (the "Catawba Club Note") matured November 1, 1997. During 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due at June 30, 2002 in the amount of approximately $247,000 (the "Quail Run Note") matured June 1, 1997. Both of these notes were in default at June 30, 2002. The Partnership recently obtained a default judgment with respect to these notes. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments on these two notes were received in the six month period ended June 30, 2002. During the six months ended June 30, 2001, the Partnership received a $310,000 payment for outstanding interest on the note from Quail Run. Both notes are fully reserved.

During the six months ended June 30, 2002, the Partnership forgave the remaining debt of approximately $635,000 on the Highridge note. Highridge Associates sold all of its investment properties during 2001 and was unable to fully repay its debt to the Partnership. The Partnership received a payment of approximately $125,000 on the Highridge note in December 2001.

Note C - Transactions with Affiliated Parties

Other than the notes receivable, as previously disclosed, the Partnership had the following transactions:

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $32,000 and $14,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses. During 2002, an affiliate of the Corporate General Partner determined that the Partnership should be charged for reimbursements of accountable administrative expenses for the year ended December 31, 2001. Approximately $21,000 for 2001 has been included in the operating results for the three and six months ended June 30, 2002.

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2002 was approximately $35,000 and $51,000 compared to a net loss of approximately $18,000 and net income of approximately $288,000 for the three and six months ended June 30, 2001. The increase in net loss for the six months ended June 30, 2002, is attributable to a decrease in total revenues and an increase in total expenses. The increase in net loss for the three months ended June 30, 2002, is attributable to a an increase in total expenses and a decrease in total revenues. The decrease in total revenues for the six months ended June 30, 2002 is attributable to an interest payment received on Quail Run's fully reserved note during the six months ended June 30, 2001 and a decrease in interest income as a result of lower average cash balances held in interest bearing accounts. The decrease in total revenues for the three months ended June 30, 2002 is attributable to a decrease in interest income as a result of lower average cash balances maintained in interest bearing accounts. The increase in total expenses for the three and six months ended June 30, 2002 is attributable to an increase in administrative expenses. During 2002, an affiliate of the Corporate General Partner determined that the Partnership should be charged for reimbursements of accountable administrative expenses for the year ended December 31, 2001. Approximately $21,000 for 2001 has been included in the operating results for the three and six months ended June 30, 2002. The Partnership currently holds two notes from affiliated partnerships, which require payments from excess cash flow after payments of first and second mortgages of the affiliated partnerships (see discussion below).

Liquidity and Capital Resources

At June 30, 2002, the Partnership held cash and cash equivalents of approximately $60,000 as compared to approximately $80,000 at June 30, 2001. The decrease in cash and cash equivalents of approximately $100,000 from the Partnership's year ended December 31, 2001, is due to approximately $84,000 of cash used in financing activities and approximately $16,000 of cash used in operating activities. Cash used in financing activities consisted of distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

The Partnership holds two notes receivable at June 30, 2002, totaling approximately $867,000 with approximately $746,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectible notes receivable is approximately $746,000 of deferred interest revenue. Additionally, these two notes are past due from related partnerships. These two promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $499,000 (the "Catawba Club Note") matured November 1, 1997. During 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due at June 30, 2002 in the amount of approximately $247,000 (the "Quail Run Note") matured June 1, 1997. Both of these notes were in default at June 30, 2002. The Partnership recently obtained a default judgment with respect to these notes. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments on these two notes were received in the six month period ended June 30, 2002. During the six months ended June 30, 2001, the Partnership received a $310,000 payment for outstanding interest on the note from Quail Run. Both notes are fully reserved.

During the six months ended June 30, 2002, the Partnership forgave the remaining debt of approximately $635,000 on the Highridge note. Highridge Associates sold all of its investment properties during 2001 and was unable to fully repay its debt to the Partnership. The Partnership received a payment of approximately $125,000 on the Highridge note in December 2001.


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Note
Repayments (1)         $  84            $ 6.69           $  376           $30.00
Sale (2)                  --                --              611            48.79
                       $  84            $ 6.69           $  987           $78.79

(1)      From note repayments from Highridge Associates and from note repayments
         from  Quail  Run  during  2001  and  Woodlawn   Village   during  2000,
         respectively.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units (the "Units") in the Partnership representing 32.74% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  3.1 Partnership Agreement, incorporated herein by reference to the Partnership's Registration Statement, dated October 16, 1985 (2-99745), as filed pursuant to Rule 424(b)(the "Registration Statement")

                  4 Form of Certificate representing interests in the Partnership, incorporated herein by reference to Exhibit 4 to the Registration Statement on Form S-11 dated October 16, 1985, Registration Number 2-99745 is incorporated herein by reference.

                  99 Certificate of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    JACQUES-MILLER INCOME FUND, L.P. - II


                                    By:   Jacques-Miller, Inc
                                          Corporate General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President and Treasurer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Jacques Miller Income Fund, L.P. II (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


 This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
 Section 18 of the Securities Exchange Act of 1934, as amended.