Form 10QSB
period 2002-09-30
JACQUES MILLER INCOME FUND LP II
filed 2002-11-14
CIK 774655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                      JACQUES-MILLER INCOME FUND, L.P. - II

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $ 51
   Notes receivable from affiliated parties (net of
     allowance of approximately $1,640)                                         --
                                                                             $ 51
Liabilities and Partners' (Deficit) Capital
Liabilities
   Other liabilities                                                         $ 27

Partners' (Deficit) Capital
   General partner                                            $ (114)
   Limited partners (12,400 units issued and
     outstanding)                                                138            24
                                                                             $ 51

                       See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                      Three Months Ended          Nine Months Ended

                                        September 30,               September 30,
                                      2002          2001          2002          2001
Revenues:
   Recovery of bad debt               $ --          $ --          $ --         $ 310
   Interest income                       --            --            --            18
      Total revenues                     --            --            --           328

Expenses:
   General and administrative            15            14            66            54

Net (loss) income                     $ (15)       $ (14)        $ (66)        $ 274

Net (loss) income allocated to
   general partner (1%)               $ (1)         $ --          $ (1)         $ 3

Net (loss) income allocated to
   limited partners (99%)               (14)          (14)          (65)          271

                                      $ (15)       $ (14)        $ (66)        $ 274

Net (loss) income per limited
   partnership unit                  $(1.13)       $(1.13)       $(5.24)       $21.85

Distributions per limited
   partnership unit                   $ --          $ --         $ 6.69        $78.79


                       See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' (deficit) capital at
   December 31, 2001                  12,400      $ (112)      $ 286        $ 174

Distributions to partners                 --          (1)        (83)         (84)

Net loss for the nine months
   ended September 30, 2002               --          (1)        (65)         (66)

Partners' (deficit) capital
   at September 30, 2002              12,400      $ (114)      $ 138        $ 24


                       See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)






                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002         2001
Cash flows from operating activities:
  Net (loss) income                                              $ (66)       $ 274
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
   Change in accounts:
      Other assets                                                   21          --
      Other liabilities                                              20           6

       Net cash (used in) provided by operating activities          (25)        280

Cash flow used in financing activity:
  Distribution to partners                                          (84)       (987)

Net decrease in cash and cash equivalents                          (109)       (707)

Cash and cash equivalents at beginning of period                    160         779

Cash and cash equivalents at end of period                        $ 51        $ 72

                       See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Jacques-Miller Income Fund, L.P. - II ("Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc. (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Corporate General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Notes Receivable from Affiliated Parties

Notes receivable consist of the following (in thousands):

                                  September 30,
                                      2002

Notes receivable                              $ 867
Accrued interest receivable                      773
                                               1,640
Provision for uncollectible notes
  receivable (including
  approximately $773 of
  deferred interest revenue)                  (1,640)
                                              $ --

The Partnership holds two notes receivable at September 30, 2002, totaling approximately $867,000 with approximately $773,000 of related accrued interest, all of which are fully reserved. Additionally, these two notes are past due from related partnerships. These two promissory notes bear interest at 12.5%, and are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $512,000 (the "Catawba Club Note") matured November 1, 1997. During 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due at September 30, 2002 in the amount of approximately $261,000 (the "Quail Run Note") matured June 1, 1997. Both of these notes were in default at September 30, 2002. The Partnership recently obtained a default judgment with respect to these notes. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments on these two notes were received in the nine month period ended September 30, 2002. During the nine months ended September 30, 2001, the Partnership received a $310,000 payment for outstanding interest on the note from Quail Run. Both notes are fully reserved.

During the nine months ended September 30, 2002, the Partnership forgave the remaining debt of approximately $635,000 on the Highridge note. Highridge Associates sold all of its investment properties during 2001 and was unable to fully repay its debt to the Partnership. The Partnership received a payment of approximately $125,000 on the Highridge note in December 2001.

Note C - Transactions with Affiliated Parties

Other than the notes receivable, as previously disclosed, the Partnership had the following transactions:

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $37,000 and $19,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses. During 2002, an affiliate of the Corporate General Partner determined that the Partnership should be charged for reimbursements of accountable administrative expenses for the year ended December 31, 2001. Approximately $21,000 for 2001 has been included in the operating results for the nine months ended September 30, 2002.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2002 was approximately $15,000 and $66,000 compared to a net loss of approximately $14,000 and net income of approximately $274,000 for the three and nine months ended September 30, 2001. The increase in net loss for the nine months ended September 30, 2002, is attributable to a decrease in total revenues and an increase in total expenses. The increase in net loss for the three months ended September 30, 2002, is attributable to a slight increase in total expenses while total revenues remained relatively constant. The decrease in total revenues for the nine months ended September 30, 2002 is attributable to an interest payment received on Quail Run's fully reserved note during the nine months ended September 30, 2001 and a decrease in interest income as a result of lower average cash balances held in interest bearing accounts. The increase in total expenses for the three and nine months ended September 30, 2002 is attributable to an increase in administrative expenses. During 2002, an affiliate of the Corporate General Partner determined that the Partnership should be charged for reimbursements of accountable administrative expenses for the year ended December 31, 2001. Approximately $21,000 for 2001 has been included in the operating results for the nine months ended September 30, 2002. The Partnership currently holds two notes from affiliated partnerships, which require payments from excess cash flow after payments of first and second mortgages of the affiliated partnerships (see discussion below).

Liquidity and Capital Resources

At September 30, 2002, the Partnership held cash and cash equivalents of approximately $51,000 as compared to approximately $72,000 at September 30, 2001. The decrease in cash and cash equivalents of approximately $109,000 from the Partnership's year ended December 31, 2001, is due to approximately $84,000 of cash used in financing activities and approximately $25,000 of cash used in operating activities. Cash used in financing activities consisted of distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.
The Partnership holds two notes receivable at September 30, 2002, totaling approximately $867,000 with approximately $773,000 of related accrued interest, all of which is fully reserved. Included in the provision for uncollectible notes receivable is approximately $773,000 of deferred interest revenue. Additionally, these two notes are past due from related partnerships. These two promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $512,000 (the "Catawba Club Note") matured November 1, 1997. During 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due at September 30, 2002 in the amount of approximately $261,000 (the "Quail Run Note") matured June 1, 1997. Both of these notes were in default at September 30, 2002. The Partnership recently obtained a default judgment with respect to these notes. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on these notes are restricted to excess cash flow after payments of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales proceeds. No payments on these two notes were received in the nine month period ended September 30, 2002. During the nine months ended September 30, 2001, the Partnership received a $310,000 payment for outstanding interest on the note from Quail Run. Both notes are fully reserved.

During the nine months ended September 30, 2002, the Partnership forgave the remaining debt of approximately $635,000 on the Highridge note. Highridge Associates sold all of its investment properties during 2001 and was unable to fully repay its debt to the Partnership. The Partnership received a payment of approximately $125,000 on the Highridge note in December 2001.


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit
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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units (the "Units") in the Partnership representing 32.74% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                  99 Certificate of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    JACQUES-MILLER INCOME FUND, L.P. - II


                                      By: Jacques-Miller, Inc
                                          Corporate General Partner

                                      By: /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President and Treasurer

                                      By: /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Jacques-Miller Income Fund, L.P.-II;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                 _______________________
                                 Patrick J. Foye
                                 President and Treasurer of Jacques-Miller,
                                 Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Jacques-Miller Income Fund, L.P.-II;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President, Chief Financial
                                    Officer and Secretary of Jacques-Miller,
                                    Inc., equivalent of the chief financial
                                    officer of the  Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Jacques Miller Income Fund, L.P. II (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    ____________________
                              Name: Patrick J. Foye
                             Date: November 13, 2002


                                   ____________________
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


 This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
 Section 18 of the Securities Exchange Act of 1934, as amended.