Form 10KSB
period 2002-12-31
JACQUES MILLER INCOME FUND LP II
filed 2003-03-31
CIK 774655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $0

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

The offering of the Registrant's limited partnership interests (the "Units") terminated on October 15, 1987. The Registrant received gross proceeds from the offering of approximately $12,390,000 and net proceeds of approximately $11,200,000.

See "Item 6. Management's Discussion and Analysis or Plan of Operation" for information with respect to the Registrant's current note holdings.

Mansion Hill Apartments in Chattanooga, Tennessee, and Kingswood North Apartments in Norcross, Georgia, were acquired during 1990 through foreclosure proceedings. During 1991, these properties were sold. During 1991, the Registrant acquired La Plaza Apartments ("La Plaza") through similar foreclosures proceedings and during 1992, Willow Oaks Apartments ("Willow Oaks") and Brighton Way Apartments ("Brighton Way") were foreclosed upon by separate limited partnerships of which the Registrant is the sole limited partner. On February 1, 1993, Brighton Way was sold, on January 17, 1995, Willow Oaks was sold, and on May 24, 1996, La Plaza was sold. The Partnership's sole remaining assets are two notes receivable.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The Registrant did not submit any matter to a vote of its unit holders through solicitation of proxies or otherwise during the quarter ended December 31, 2002.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

There is no established market for the Units and it is not anticipated that any will develop in the foreseeable future. As of December 31, 2002, there were 895 holders of record owning an aggregate of 12,400 Units. Affiliates of the Corporate General Partner owned 4,059.01 Units or 32.74% at December 31, 2002.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the Corporate General Partner must consent to any transfer.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 2001 and 2002. (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for more details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/01 - 12/31/01                $987 (1)            $78.79
       01/01/02 - 12/31/02                  84 (2)              6.69

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

Future cash distributions will depend on the levels of net cash generated from the collection of notes receivable and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from collections of notes receivable to permit distributions to its partners in the year 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units in the Partnership representing 32.74% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2002 was approximately $648,000 compared to net income of approximately $406,000 for the ended December 31, 2001. The increase in net income for the year ended December 31, 2002, is attributable to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is attributable to the recovery of the principal and accrued interest previously reserved on the Quail Run note receivable during 2002 as a result of the refinancing that occurred at Quail Run in November of 2002 (see "Item 7. Financial Statements - Note E") partially offset by a decrease in interest income as a result of lower average cash balances held in interest bearing accounts. The increase in total expenses for the year ended December 31, 2002 is attributable to an increase in administrative expenses. During 2002, an affiliate of the Corporate General Partner determined that the Partnership should be charged for reimbursements of accountable administrative expenses for the year ended December 31, 2001. Approximately $21,000 for 2001 has been included in the operating results for the year ended December 31, 2002. The Partnership currently holds two notes from affiliated partnerships, which require payments from excess cash flow after payments of first and second mortgages of the affiliated partnerships (see discussion below).

Liquidity and Capital Resources

At December 31, 2002, the Partnership held cash and cash equivalents of approximately $15,000 compared to approximately $160,000 at December 31, 2001. The decrease in cash and cash equivalents is due to approximately $84,000 of cash used in financing activities and approximately $61,000 of cash used in operating activities. Cash used in financing activities consisted of distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

The Partnership holds two notes receivable at December 31, 2002, totaling approximately $867,000 with approximately $800,000 of related accrued interest, of which approximately $937,000 is reserved. Additionally, these two notes are past due from related partnerships. These two promissory notes are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $525,000 (the "Catawba Club Note") matured November 1, 1997. During the year ended December 31, 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $276,000 (the "Quail Run Note") matured June 1, 1997. During the year ended December 31, 2001, the Partnership received a $310,000 payment for outstanding interest on the note from Quail Run. Both of these notes were in default at December 31, 2002. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales and refinancing proceeds. No payments were received in 2002 on these two notes. The Catawba Club Note was fully reserved at December 31, 2002. The Partnership received payment in full on the Quail Run Note in March of 2003. See "Item 7. Financial Statements - Note E". The Partnership has obtained a default judgment with respect to the Catawba Note. The Corporate General Partner is currently evaluating its options to collect upon this judgment.

During the year ended December 31, 2002, the Partnership forgave the remaining debt of approximately $635,000 on the Highridge note. Highridge Associates sold all of its investment properties during 2001 and was unable to fully repay its debt to the Partnership. The Partnership received a payment of approximately $125,000 on the Highridge note in December 2001. The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands except per unit data):


                    Twelve Months         Per         Twelve Months         Per
                        Ended           Limited           Ended           Limited
                     December 31,     Partnership      December 31,     Partnership
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

(2)      From the sale of La Plaza.

Future cash distributions will depend on the levels of net cash generated from the collection of notes receivable and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from collections of notes receivable to permit distributions to its partners in the year 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units in the Partnership representing 32.74% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 7.     Financial Statements

JACQUES-MILLER INCOME FUND L.P.-II

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners'  (Deficit)  Capital - Years ended
        December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Jacques-Miller Income Fund L.P.-II

We have audited the  accompanying  balance sheet of  Jacques-Miller  Income Fund
L.P.-II as of December 31, 2002, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacques-Miller Income Fund L.P.-II at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.



                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 20, 2003

                       JACQUES-MILLER INCOME FUND L.P.-II

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 15
   Notes receivable from affiliated parties (net of
      allowance of approximately $937)
        (Notes B and E)                                                         730
                                                                             $ 745
Liabilities and Partners' (Deficit) Capital
Liabilities
   Other liabilities                                                          $ 7

Partners (Deficit) Capital
   General partner                                            $ (107)
   Limited partners (12,400 units issued and
      outstanding)                                               845            738
                                                                             $ 745

                   See Accompanying Notes to Financial Statements


                       JACQUES-MILLER INCOME FUND L.P.-II

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                              2002         2001
Revenues:
   Recovery of bad debt from affiliated parties               $ 730        $ 435
   Other income                                                   --           18
       Total revenues                                            730          453
Expenses:
   General and administrative                                     82           47

Net income (Note C)                                           $ 648        $ 406

Net income allocated to general partner (1%)                   $ 6          $ 4
Net income allocated to limited partners (99%)                   642          402

                                                              $ 648        $ 406

Net income per limited partnership unit                      $ 51.77      $ 32.42

Distributions per limited partnership unit                   $ 6.69       $ 78.79

                   See Accompanying Notes to Financial Statements


                       JACQUES-MILLER INCOME FUND L.P.-II

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Partners' (deficit) capital at
  December 31, 2000                       12,400       $ (106)     $ 861      $ 755

Distributions to partners                     --          (10)       (977)      (987)

Net income for the year ended
  December 31, 2001                           --            4         402        406

Partners' (deficit) capital at
  December 31, 2001                       12,400         (112)        286        174

Distribution to partners                      --           (1)        (83)       (84)

Net income for the year
  ended December 31, 2002                     --            6         642        648

Partners' (deficit) capital at
  December 31, 2002                       12,400       $ (107)     $ 845      $ 738


                   See Accompanying Notes to Financial Statements


                       JACQUES-MILLER INCOME FUND L.P.-II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                     Years Ended
                                                                    December 31,
                                                                   2002       2001
Cash flows from operating activities:
  Net income                                                     $ 648        $ 406
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
  Recovery of bad debt                                             (730)         --
     Change in accounts:
      Other assets                                                   21          (21)
      Other liabilities                                              --          (17)

       Net cash (used in) provided by operating activities          (61)         368

Cash used in financing activity:
  Distribution to partners                                          (84)        (987)

Net decrease in cash and cash equivalents                          (145)        (619)

Cash and cash equivalents at beginning of year                      160          779

Cash and cash equivalents at end of year                          $ 15        $ 160

                   See Accompanying Notes to Financial Statements


                       JACQUES-MILLER INCOME FUND L.P.-II

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002

Note A - Organization and Significant Accounting Policies

Organization: Jacques-Miller Income Fund L.P.-II (the "Partnership" or "Registrant") is a Delaware limited partnership organized in July 1985 to make long-term junior mortgage loans, including wraparound loans, and, to a lesser extent, other mortgage loans including first mortgage loans primarily to affiliated public and private real estate limited partnerships. The general partner of the Partnership is Jacques-Miller, Inc. (the "Corporate General Partner"), a Tennessee corporation. The Partnership currently holds two notes receivable.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocations to Partners: Net income (loss) of the Partnership and taxable income
(loss) are allocated 99% to the limited partners and 1% to the Corporate General Partner. Distributions of available cash, as defined by the partnership agreement, are allocated among the limited partners and the Corporate General Partner in accordance with the agreement of limited partnership.

Cash and Cash Equivalents: Includes cash in bank and interest bearing accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $15,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Note B - Notes Receivable from Affiliated Parties

Notes receivable consist of the following (in thousands):

                                               December 31,
                                                   2002

   Notes receivable                                $ 867
   Accrued interest receivable                         800
                                                     1,667
   Provision for uncollectibles
     (including approximately $525,000
     of deferred interest revenue)                    (937)
                                                   $ 730

The Partnership holds two notes receivable at December 31, 2002, totaling approximately $867,000 with approximately $800,000 of related accrued interest, of which approximately $937,000 is reserved. Additionally, both notes are past due from related partnerships. These two promissory notes bear interest rates at 12.5%, are unsecured by the related partnerships and are subordinated to the underlying mortgages of the respective partnerships.

One note in the amount of approximately $413,000 with accrued interest due in the amount of approximately $525,000 (the "Catawba Club Note") matured November 1, 1997. During the year ended December 31, 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. A second note in the amount of approximately $454,000 with accrued interest due in the amount of approximately $276,000 (the "Quail Run Note") matured June 1, 1997. During the year ended December 31, 2001, the Partnership received a $310,000 payment for outstanding interest on the note from Quail Run. Both of these notes were in default at December 31, 2002. Payments on these notes are restricted to excess cash flow after payment of the first and second mortgages of the affiliated partnerships and are dependent on excess cash flow from the properties or sales and refinancing proceeds. No payments were received in 2002 on these two notes. The Catawba Club Note was fully reserved at December 31, 2002. Subsequent to December 31, 2002 the Partnership collected approximately $743,000 related to the Quail Run note receivable - See Note E. The Partnership has obtained a default judgment with respect to the Catawba Note. The Corporate General Partner is currently evaluating its options to collect upon this judgment.

During the year ended December 31, 2002, the Partnership forgave the remaining debt of approximately $635,000 on the Highridge note. Highridge Associates sold all of its investment properties during 2001 and was unable to fully repay its debt to the Partnership. The Partnership received a payment of approximately $125,000 on the Highridge note in December 2001.

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for federal income tax purposes. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported net income and Federal taxable (loss) income (in thousands):

                                            2002         2001
   Net income as reported                   $  648       $  406
   Add (deduct):
      Accrued expenses                          (3)           2
      Recovery of bad debt                    (730)          --
      Other                                   (241)         (22)

      Federal taxable (loss) income        $  (326)     $   386

   Federal taxable (loss) income per
      limited partnership unit             $(26.36)     $ 30.83

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported                      $ 738
Allowance for doubtful accounts                137
Other                                           26
Net assets - Federal tax basis              $ 901

Note D - Transactions with Affiliated Parties

Other than the notes receivable, as previously disclosed, the Partnership had the following transactions:

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $43,000 and $3,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses. During 2002, an affiliate of the Corporate General Partner determined that the Partnership should be charged for reimbursements of accountable administrative expenses for the year ended December 31, 2001. Approximately $21,000 for 2001 has been included in the operating results for the year ended December 31, 2002.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units in the Partnership representing 32.74% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note E - Subsequent Event

The Partnership received payment of approximately $743,000 in March of 2003 related to the Quail Run note receivable. This payment occurred as a result of the refinancing that occurred at Quail Run in November of 2002. Of the payment received, approximately $454,000 and $276,000 was attributable to note receivable and accrued interest, respectively, outstanding at December 31, 2002. The remainder of approximately $13,000 related to interest income accrued during 2003. This payment satisfies the obligation of the related Partnership. The Partnership is currently evaluating the operating needs of the Partnership to determine the amount to be distributed to its partners.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

The principal executive officers and director of the Corporate General Partner are:

Name                        Age    Position

Patrick J. Foye              45    Treasurer and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Treasurer and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Corporate General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

One of more of the above persons are also officers and/or directors of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, the above person is also director and/or officer of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $23,000 and non-audit services (principally tax-related) of approximately $10,000.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or group is known by the Registrant to own beneficially more than 5% of the outstanding interests of the Registrant, as of December 31, 2002.

       Entity                                Number of Units       Percentage
       AIMCO Properties LP
         (an affiliate of AIMCO)                4,059.01             32.74%

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

No officer or director of the Corporate General Partner of the Registrant owns, nor do the officers or directors as a group own, any of the Registrant's interests as of December 31, 2002. No officer or directors of the Corporate General Partner possesses a right to acquire beneficial ownership or interests of the Registrant.

Item 12.    Certain Relationships and Related Transactions

The Partnership has outstanding notes receivable in the amount of approximately $867,000 and approximately $800,000 of related accrued interest, of which approximately $937,000 is reserved, with affiliated partnerships at December 31, 2002.

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $43,000 and $3,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses. During 2002, an affiliate of the Corporate General Partner determined that the Partnership should be charged for reimbursements of accountable administrative expenses for the year ended December 31, 2001. Approximately $21,000 for 2001 has been included in the operating results for the year ended December 31, 2002.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units in the Partnership representing 32.74% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed in the fourth quarter of 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    JACQUES-MILLER INCOME FUND L.P.-II


                                    By:   Jacques-Miller, Inc.
                                          Corporate General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Treasurer

                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President and
                                          Chief Accounting Officer

                                    Date: March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Treasurer                     Date:  March 31, 2003
Patrick J. Foye         and Director

/s/Thomas C. Novosel    Senior Vice President         Date:  March 31, 2003
Thomas C. Novosel       and Chief Accounting Officer




                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Jacques-Miller Income Fund, L.P.-II;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Treasurer of Jacques-Miller, Inc.,
                                    equivalent of the chief executive
                                    officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Jacques-Miller Income Fund, L.P.-II;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                /s/Paul J. McAuliffe
                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial
                                Officer of Jacques-Miller, Inc., equivalent
                                of   the   chief   financial   officer   of  the
                                Partnership



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


          99   Certification  of Chief  Executive  Officer  and Chief  Financial
               Officer.

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Jacques Miller Income Fund, L.P. - II (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 31, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.