Form 10QSB
period 2003-03-31
JACQUES MILLER INCOME FUND LP II
filed 2003-05-14
CIK 774655

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the transition period from _________to _________

                        Commission file number 0-15758

                      JACQUES-MILLER INCOME FUND, L.P. - II
             (Exact Name of Registrant as Specified in Its Charter)


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                      JACQUES-MILLER INCOME FUND, L.P. - II

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003



Assets
   Cash and cash equivalents                                                 $ 751
   Note receivable from affiliated party (net of
     allowance of approximately $950) (Note B)                                  --
                                                                             $ 751
Liabilities and Partners' (Deficit) Capital
Liabilities
   Other liabilities                                                         $ 15

Partners' (Deficit) Capital
   General partner                                            $ (107)
   Limited partners (12,400 units issued and
     outstanding)                                                843           736
                                                                             $ 751

                       See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                            Three Months Ended
                                                March 31,
                                          2003                2002
Revenues:
   Interest income                       $ 13                $ --

Expenses:
   General and administrative               15                  16

Net loss                                 $ (2)              $ (16)

Net loss allocated to
   general partner (1%)                   $ --               $ --

Net loss allocated to
   limited partners (99%)                   (2)                (16)

                                         $ (2)              $ (16)

Net loss per limited
   partnership unit                     $(0.16)             $(1.29)

Distributions per limited
   partnership unit                      $ --               $ 6.69

                       See Accompanying Notes to Financial Statements


                      JACQUES-MILLER INCOME FUND, L.P. - II

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' (deficit) capital at
   December 31, 2002                  12,400      $ (107)      $ 845        $ 738

Net loss for the three months
   ended March 31, 2003                   --          --          (2)          (2)

Partners' (deficit) capital
   at March 31, 2003                  12,400      $ (107)      $ 843        $ 736


                       See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)





                                                                 Three Months Ended
                                                                     March 31,
                                                                  2003        2002
Cash flows from operating activities:
  Net loss                                                       $ (2)       $ (16)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Change in accounts:
      Note receivable                                               730          --
      Other liabilities                                               8           9

       Net cash provided by (used in) operating activities          736          (7)

Cash flow used in financing activity:
  Distribution to partners                                           --         (84)

Net increase (decrease) in cash and cash equivalents                736         (91)

Cash and cash equivalents at beginning of period                     15         160

Cash and cash equivalents at end of period                        $ 751       $ 69


                       See Accompanying Notes to Financial Statements


                      JACQUES-MILLER INCOME FUND, L.P. - II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
Note A - Basis of Presentation

The accompanying unaudited financial statements of Jacques-Miller Income Fund, L.P. - II ("Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc. (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Corporate General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Note Receivable from Affiliated Party

Note receivable consists of the following (in thousands):

                                            March 31,
                                                2003
Notes receivable                              $ 413
Accrued interest receivable                      537
                                                 950
Provision for uncollectible note
  receivable (including
  approximately $537 of
  deferred interest revenue)                    (950)
                                              $ --

The Partnership holds a note receivable (the "Catawba Club Note") at March 31, 2003, totaling approximately $413,000 with approximately $537,000 of related accrued interest, which matured November 1, 1997, and is fully reserved. This promissory note bears interest at 12.5%, and is unsecured by the related partnership and is subordinated to the underlying mortgage of the related partnership.

During 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. The Partnership has obtained a default judgment with respect to the Catawba Club Note. The Corporate General Partner is currently evaluating its options to collect upon this judgment.

During the three months ended March 31, 2003, the Partnership received approximately $743,000 representing full repayment of the Quail Run note receivable. This payment occurred as a result of the refinancing that occurred at Quail Run in November 2002. Of the payment received, approximately $454,000 and $289,000 was attributable to the note receivable and accrued interest, respectively. This payment satisfies in full the obligation of the related Partnership.

During the three months ended March 31, 2002, the Partnership forgave the remaining debt of approximately $635,000 on the Highridge note. Highridge Associates sold all of its investment properties during 2001 and was unable to fully repay its debt to the Partnership.

Note C - Transactions with Affiliated Parties

Other than the notes receivable previously disclosed, the Partnership had the following transactions:

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $5,000 for the three months ended March 31, 2003 and 2002, which is included in general and administrative expenses.

Note D - Subsequent Event

In April of 2003, the Partnership made a distribution of approximately $618,000 from the proceeds received in satisfaction of the Quail Run note receivable and accrued interest. Of this amount, approximately $6,000 was paid to the general partner and approximately $612,000 was paid to the limited partners.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $2,000 compared to a net loss of approximately $16,000 for the three months ended March 31, 2002. The decrease in net loss is attributable to an increase in total revenues and a slight decrease in total expenses. The increase in total revenues is attributable to three months of interest income recognized on the Quail Run note receivable during 2003. The decrease in total expenses is attributable to a decrease in general and administrative expenses. The Partnership currently holds a note from an affiliated partnership, which requires payments from excess cash flow after payments of the mortgage of the affiliated partnership (see discussion below).

Liquidity and Capital Resources

At March 31, 2003, the Partnership held cash and cash equivalents of approximately $751,000 as compared to approximately $69,000 at March 31, 2002. The increase in cash and cash equivalents of approximately $736,000 from the Partnership's year ended December 31, 2002, is due to cash provided by operating activities. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership holds a note receivable (the "Catawba Club Note") at March 31, 2003, totaling approximately $413,000 with approximately $537,000 of related accrued interest, which matured November 1, 1997, and is fully reserved. During 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. The note was in default at March 31, 2003. The Partnership obtained a default judgment with respect to the note. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on the note are restricted to excess cash flow after payment on the first mortgage. No payments on the note were received in the three months ended March 31, 2003 and 2002, respectively.

During the three months ended March 31, 2003, the Partnership received full repayment of the Quail Run note receivable. This payment occurred as a result of the refinancing that occurred at Quail Run in November 2002. Of the payment received, approximately $454,000 and $289,000 was attributable to the note receivable and accrued interest, respectively. This payment satisfies in full the obligation of the related partnership. The Partnership processed a distribution to the partners in April of 2003 from the proceeds.

During the three months ended March 31, 2002, the Partnership forgave the remaining debt of approximately $635,000 on the Highridge note. Highridge Associates sold all of its investment properties during 2001 and was unable to fully repay its debt to the Partnership. The Partnership received a payment of approximately $125,000 on the Highridge note in December 2001. The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):


                     Three Months         Per          Three Months         Per
                        Ended           Limited           Ended           Limited
                      March 31,       Partnership       March 31,       Partnership
                         2003             Unit             2002             Unit

Note
Repayments (1)         $  --            $   --           $   84          $  6.69

(1)      From note repayments from Highridge Associates and from note repayments
         from  Quail  Run  during  2001  and  Woodlawn   Village   during  2000,
         respectively.

Future cash distributions will depend on the levels of net cash generated from the collection of notes receivable and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from collection of the note receivable to permit distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units (the "Units") in the Partnership representing 32.74% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

            99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.



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


                               Date: May 13, 2003

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


Date: May 13, 2003

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


Date: May 13, 2003

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


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Jacques Miller Income Fund, L.P. II (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                     /s/Patrick J. Foye
                               Name: Patrick J. Foye
                               Date: May 13, 2003


                                     /s/Paul J. McAuliffe
                               Name: Paul J. McAuliffe
                               Date: May 13, 2003


 This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
 Section 18 of the Securities Exchange Act of 1934, as amended.