Form 10QSB
period 2003-09-30
JACQUES MILLER INCOME FUND LP II
filed 2003-11-13
CIK 774655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                      JACQUES-MILLER INCOME FUND, L.P. - II

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003



Assets
   Cash and cash equivalents                                                 $ 119
   Note receivable from affiliated party (net of
     allowance of approximately $976) (Note B)                                  --
                                                                             $ 119
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Other liabilities                                                         $ 29
   Due to affiliates                                                             5

Partners' (Deficiency) Capital
   General partner                                            $ (113)
   Limited partners (12,400 units issued and
     outstanding)                                                198            85
                                                                             $ 119

                   See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                      Three Months Ended          Nine Months Ended
                                        September 30,               September 30,
                                      2003          2002          2003          2002
Revenues:
   Interest income                    $ --          $ --          $ 13          $ --

Expenses:
   General and administrative            19            15            48            66

Net loss                              $ (19)       $ (15)        $ (35)        $ (66)

Net loss allocated to
   general partner (1%)               $ --          $ (1)         $ --          $ (1)

Net loss allocated to
   limited partners (99%)               (19)          (14)          (35)          (65)

                                      $ (19)       $ (15)        $ (35)        $ (66)

Net loss per limited
   partnership unit                  $(1.53)       $(1.13)       $(2.82)       $(5.24)

Distributions per limited
   partnership unit                   $ --          $ --         $49.35        $ 6.69


                   See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' (deficiency) capital
   at December 31, 2002               12,400      $ (107)      $ 845        $ 738

Distribution to partners                  --          (6)       (612)        (618)

Net loss for the nine months
   ended September 30, 2003               --          --         (35)         (35)

Partners' (deficiency) capital
   at September 30, 2003              12,400      $ (113)      $ 198        $ 85


                   See Accompanying Notes to Financial Statements


                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net loss                                                       $ (35)      $ (66)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Change in accounts:
      Due to affiliates                                               5          --
      Other assets                                                  730          21
      Other liabilities                                              22          20

       Net cash provided by (used in) operating activities          722         (25)

Cash flow used in financing activity:
  Distribution to partners                                         (618)        (84)

Net increase (decrease) in cash and cash equivalents                104        (109)

Cash and cash equivalents at beginning of period                     15         160

Cash and cash equivalents at end of period                       $ 119        $ 51


                   See Accompanying Notes to Financial Statements


                      JACQUES-MILLER INCOME FUND, L.P. - II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
Note A - Basis of Presentation

The accompanying unaudited financial statements of Jacques-Miller Income Fund, L.P. - II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc. (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2002. The Corporate General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Note Receivable from Affiliated Party

Note receivable consists of the following (in thousands):

                                          September 30,
                                              2003

Note receivable                               $ 413
Accrued interest receivable                      563
                                                 976
Provision for uncollectible notes
  receivable (including
  approximately $563 of
  deferred interest revenue)                    (976)
                                              $ --

The Partnership holds a note receivable (the "Catawba Club Note") at September 30, 2003, totaling approximately $413,000 with approximately $563,000 of related accrued interest, which matured November 1, 1997, and is fully reserved. This promissory note bears interest at 12.5%, is unsecured by the related partnership, and is subordinated to the underlying mortgage of the related partnership. Payments on the note are restricted to excess cash flow after payment on the first mortgage. No payments on the note were received during the three and nine months ended September 30, 2003 and 2002, respectively.

During 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. The note was in default at September 30, 2003. The Partnership has obtained a default judgment with respect to the Catawba Club Note. The Corporate General Partner is currently evaluating its options to collect upon this judgment.

During the nine months ended September 30, 2003, the Partnership received approximately $743,000 representing full repayment of the Quail Run note receivable. This payment occurred as a result of the refinancing that occurred at Quail Run in November 2002. Of the payment received, approximately $454,000 and $289,000 was attributable to the note receivable and accrued interest, respectively. This payment satisfied in full the obligation of the related partnership.

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

Note C - Transactions with Affiliated Parties

Other than the notes receivable previously disclosed, the Partnership had the following transactions:

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $16,000 and $37,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses. As of September 30, 2003, the Partnership owed approximately $5,000 of accrued accountable administrative expenses to an affiliate of the Corporate General Partner. Subsequent to September 30, 2003, the Partnership paid this amount in full.

Note D - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation matters involving itself that were not of a routine nature arising in the ordinary course of business.

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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2003 was approximately $19,000 and $35,000 compared to a net loss of approximately $15,000 and $66,000 for the three and nine months ended September 30, 2002, respectively. The decrease in net loss for the nine months ended September 30, 2003 is attributable to an increase in total revenues and a decrease in total expenses. The increase in net loss for the three months ended September 30, 2003 is attributable to an increase in total expenses. The increase in total revenues for the nine months ended September 30, 2003 is attributable to three months of interest income recognized on the Quail Run note receivable. The decrease in total expenses for the nine months ended September 30, 2003 is attributable to a decrease in general and administrative expense. During 2002, an affiliate of the Corporate General Partner determined that the Partnership should be charged for reimbursements of accountable administrative expenses related to 2001. Approximately $21,000 for 2001 expenses has been included in the operating results for the nine months ended September 30, 2002. The increase in total expenses for the three months ended September 30, 2003 is attributable to a slight increase in professional services. The Partnership currently holds a note from an affiliated partnership, which requires payments from excess cash flow after payments of the mortgage of the affiliated partnership (see discussion below).

Liquidity and Capital Resources

At September 30, 2003, the Partnership held cash and cash equivalents of approximately $119,000 compared to approximately $51,000 at September 30, 2002. Cash and cash equivalents increased approximately $104,000 from December 31, 2002. The increase is due to approximately $722,000 of cash provided by operating activities partially offset by approximately $618,000 of cash used in financing activities. Cash used in financing activities consisted of a distribution to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership holds a note receivable (the "Catawba Club Note") at September 30, 2003, totaling approximately $413,000 with approximately $563,000 of related accrued interest, which matured November 1, 1997, and is fully reserved. During 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. The note was in default at September 30, 2003. The Partnership obtained a default judgment with respect to the note. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on the note are restricted to excess cash flow after payment on the first mortgage. No payments on the note were received during the three and nine months ended September 30, 2003 and 2002, respectively.

During the nine months ended September 30, 2003, the Partnership received full repayment of the Quail Run note receivable. This payment occurred as a result of the refinancing that occurred at Quail Run in November 2002. Of the payment received, approximately $454,000 and $289,000 was attributable to the note receivable and accrued interest, respectively. This payment satisfied in full the obligation of the related partnership.

During the nine months ended September 30, 2002, the Partnership forgave the remaining debt of approximately $635,000 on the Highridge note. Highridge Associates sold all of its investment properties during 2001 and was unable to fully repay its debt to the Partnership. The Partnership received a payment of approximately $125,000 on the Highridge note in December 2001. The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2003             Unit             2002             Unit

Note
Repayments (1)           $ 618          $49.35           $   84          $  6.69

(1) Proceeds from note repayments from Quail Run during 2003 and from note repayments from Highridge Associates during 2001.

Future cash distributions will depend on the levels of net cash generated from the collection of the remaining note receivable and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from collection of the note receivable to permit distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units (the "Units") in the Partnership representing 32.74% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 13, 2003

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


Date: November 13, 2003

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

Date: November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Jacques Miller Income Fund, L.P. II (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


 This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.