Form 10KSB
period 2003-12-31
JACQUES MILLER INCOME FUND LP II
filed 2004-03-26
CIK 774655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $13,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

                                     PART I

Item 1.     Description of Business

Jacques-Miller Income Fund L.P.-II (the "Partnership" or "Registrant") is a Delaware limited partnership formed in July 1985 for the purpose of making first mortgage loans, wrap-around mortgage loans and other loans secured directly or indirectly by interests in real property substantially all of which may be made to affiliated public and private real estate limited partnerships. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2028 unless terminated prior to such date. The Partnership has made loans providing, generally, for repayment of principal between 8 and 15 years after funding. Substantially all of the assets of Jacques-Miller, Inc. (the "Corporate General Partner"), a Tennessee corporation, were acquired by an affiliate of Insignia Financial Group, Inc. ("Insignia") in December 1991, however, such assets purchased did not include the general partner interest of the Partnership. On October 1, 1998, Insignia merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). On December 10, 1998, AIMCO entered into an agreement with the sole shareholder of the Corporate General Partner pursuant to which AIMCO was granted the right to elect the directors of the Corporate General Partner. In connection with this transaction, the then current officer and director of the Corporate General Partner resigned and AIMCO appointed a new director who, in turn, appointed new officers of the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership. See "Item 9. Directors, Executive Officers, Promoters and Control Personal; Compliance with Section 16(a) of the Exchange Act".

The offering of the Partnership's limited partnership interests (the "Units") terminated on October 15, 1987. The Partnership received gross proceeds from the offering of approximately $12,390,000 and net proceeds of approximately $11,200,000.

See "Item 6. Management's Discussion and Analysis or Plan of Operation" for information with respect to the Partnership's current note holdings.

Mansion Hill Apartments in Chattanooga, Tennessee, and Kingswood North Apartments in Norcross, Georgia, were acquired during 1990 through foreclosure proceedings. During 1991, these properties were sold. During 1991, the
Partnership acquired La Plaza Apartments ("La Plaza") through similar foreclosure proceedings and during 1992, Willow Oaks Apartments ("Willow Oaks") and Brighton Way Apartments ("Brighton Way") were foreclosed upon by separate limited partnerships of which the Partnership was the sole limited partner. On February 1, 1993, Brighton Way was sold, on January 17, 1995, Willow Oaks was sold, and on May 24, 1996, La Plaza was sold. The Partnership's sole remaining asset is one note receivable.

Effective June 30, 1989, Jacques-Miller, Inc. sold the economic benefits and economic rights in Jacques-Miller sponsored limited partnerships, including the Partnership, to Balanced Holdings Partners, L.P., an affiliate.

The Partnership has no employees. Management and administrative services are performed by an affiliate of the Corporate General Partner, pursuant to management and administrative agreements.

Item 2.     Description of Properties

The Partnership no longer owns any investments in real estate.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation matters involving itself that are not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The Partnership did not submit any matter to a vote of its unit holders through solicitation of proxies or otherwise during the quarter ended December 31, 2003.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

There is no established market for the Units and it is not anticipated that any will develop in the foreseeable future. As of December 31, 2003, there were 892 holders of record owning an aggregate of 12,400 Units. Affiliates of the Corporate General Partner owned 4,059.01 Units or 32.74% at December 31, 2003.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the Corporate General Partner must consent to any transfer.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 2002 and 2003. (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for more details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/02 - 12/31/02                $ 84 (1)            $ 6.69
       01/01/03 - 12/31/03                 618 (2)              49.35

(1) Consists of approximately $84,000 from note repayments from Highridge Associates received during 2001.

(2) Consists of approximately $618,000 of cash from note repayments. The note repayments were from full satisfaction of the note receivable from Quail Run of approximately $454,000 of principal and approximately $289,000 of interest received during 2003.

Future cash distributions will depend on the levels of net cash generated from the collection of the note receivable and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from collection of the note receivable to permit distributions to its partners in the year 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units (the "Units") in the Partnership representing 32.74% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2003 was approximately $60,000 compared to net income of approximately $648,000 for the year ended December 31, 2002. The decrease in net income for the year ended December 31, 2003 is attributable to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in total revenues is attributable to the recovery in 2002 of the principal and accrued interest previously reserved on the Quail Run note receivable as a result of the refinancing that occurred at Quail Run in November 2002 (see "Item 7. Financial Statements - Note B") partially offset by an increase in interest income attributable to three months of interest income recognized on the Quail Run note receivable in 2003. The decrease in total expenses for the year ended December 31, 2003 is attributable to a decrease in administrative expenses. During 2002, an affiliate of the Corporate General Partner determined that the Partnership should be charged for reimbursements of accountable administrative expenses for the year ended December 31, 2001. Approximately $21,000 for 2001 has been included in the operating results for the year ended December 31, 2002. The Partnership currently holds one note receivable from Catawba Club Associates, L.P. which requires payments from excess cash flow after payments of the mortgage of the partnership (see discussion below).

Liquidity and Capital Resources

At December 31, 2003, the Partnership held cash and cash equivalents of approximately $78,000 compared to approximately $15,000 at December 31, 2002. The increase in cash and cash equivalents of approximately $63,000 is due to approximately $681,000 of cash provided by operating activities partially offset by approximately $618,000 of cash used in financing activities. Cash used in financing activities consisted of distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

The Partnership holds a note receivable (the "Catawba Club Note"), which matured November 1, 1997. At December 31, 2003, the principal of the note was approximately $413,000 with approximately $576,000 of related accrued interest. The note and related accrued interest are fully reserved. This promissory note bears interest at 12.5%, is unsecured by an unrelated partnership and is subordinated to the underlying mortgage of the respective partnership. Payments on the note are restricted to excess cash flow after payment of the first mortgage. No payments on the note were received during the years ended December 31, 2003 and 2002.

During the year ended December 31, 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. The note was in default at December 31, 2003. The Partnership has obtained a default judgment with respect to the Catawba Club Note. The Corporate General Partner is currently evaluating its options to collect upon this judgment.

During the year ended December 31, 2003, the Partnership received full repayment of the Quail Run note receivable. This payment occurred as a result of the refinancing that occurred at Quail Run in November 2002. Of the payment received, approximately $454,000 and $289,000 was attributable to the note receivable and accrued interest, respectively. This payment satisfied in full the obligation related to this note.

During the year ended December 31, 2002, the Partnership forgave the remaining debt of approximately $635,000 on the Highridge note. Highridge Associates sold all of its investment properties during 2001 and was unable to fully repay its debt to the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands except per unit data):


                    Twelve Months         Per         Twelve Months         Per
                        Ended           Limited           Ended           Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit
Note
Repayments (1)         $ 618            $49.35           $  84            $ 6.69

(1) From note repayments received from Highridge Associates during 2001 and from note repayments received from Quail Run during 2003.

Future cash distributions will depend on the levels of net cash generated from the collection of the note receivable and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from collection of the note receivable to permit distributions to its partners in the year 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units (the "Units") in the Partnership representing 32.74% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 7.     Financial Statements

JACQUES-MILLER INCOME FUND L.P.-II

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Jacques-Miller Income Fund L.P.-II

We have audited the  accompanying  balance sheet of  Jacques-Miller  Income Fund
L.P.-II as of December 31, 2003, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacques-Miller Income Fund L.P.-II at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina

February 27, 2004

                       JACQUES-MILLER INCOME FUND L.P.-II

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                 $ 78
   Note receivable (net of allowance of
        approximately $989) (Note B)                                             --
                                                                             $ 78
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Due to affiliates (Note D)                                                $ 11
   Other liabilities                                                              7

Partners (Deficiency) Capital
   General partner                                            $ (114)
   Limited partners (12,400 units issued and
      outstanding)                                               174             60
                                                                             $ 78


              See Accompanying Notes to Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                              2003         2002
Revenues:
   Recovery of bad debt                                       $ --         $ 730
   Interest income                                                13           --
       Total revenues                                             13          730
Expenses:
   General and administrative                                     73           82

Net (loss) income (Note C)                                    $ (60)       $ 648

Net (loss) income allocated to general partner (1%)           $ (1)         $ 6
Net (loss) income allocated to limited partners (99%)            (59)         642

                                                              $ (60)       $ 648

Net (loss) income per limited partnership unit               $ (4.76)     $ 51.77

Distributions per limited partnership unit                   $ 49.35      $ 6.69

              See Accompanying Notes to Financial Statements



                       JACQUES-MILLER INCOME FUND L.P.-II

           STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Partners' (deficiency) capital at
  December 31, 2001                       12,400       $ (112)     $ 286      $ 174

Distribution to partners                      --           (1)        (83)       (84)

Net income for the year ended
  December 31, 2002                           --            6         642        648

Partners' (deficiency) capital at
  December 31, 2002                       12,400         (107)        845        738

Distribution to partners                      --           (6)       (612)      (618)

Net loss for the year
  ended December 31, 2003                     --           (1)        (59)       (60)

Partners' (deficiency) capital at
  December 31, 2003                       12,400       $ (114)     $ 174       $ 60

              See Accompanying Notes to Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                     Years Ended
                                                                    December 31,
                                                                     2003     2002
Cash flows from operating activities:
  Net (loss) income                                              $ (60)       $ 648
  Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
  Recovery of bad debt                                               --         (730)
     Change in accounts:
      Note receivable from affiliated party                         730           21
      Due to affiliates                                              11           --

       Net cash provided by (used in) operating activities          681          (61)

Cash used in financing activity:
  Distribution to partners                                         (618)         (84)

Net increase (decrease) in cash and cash equivalents                 63         (145)

Cash and cash equivalents at beginning of year                       15          160

Cash and cash equivalents at end of year                          $ 78        $ 15

              See Accompanying Notes to Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

Note A - Organization and Significant Accounting Policies

Organization: Jacques-Miller Income Fund L.P.-II (the "Partnership" or "Registrant") is a Delaware limited partnership organized in July 1985 to make long-term junior mortgage loans, including wraparound loans, and, to a lesser extent, other mortgage loans including first mortgage loans primarily to affiliated public and private real estate limited partnerships. The general partner of the Partnership is Jacques-Miller, Inc. (the "Corporate General Partner"), a Tennessee corporation. The Partnership currently holds one note receivable.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocations to Partners: Net (loss) income of the Partnership and taxable (loss) income are allocated 99% to the limited partners and 1% to the Corporate General Partner. Distributions of available cash, as defined by the partnership agreement, are allocated among the limited partners and the Corporate General Partner in accordance with the agreement of limited partnership.

Cash and Cash Equivalents: Includes cash in bank and interest bearing accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $78,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Deferred Revenue: Deferred revenue results from accrued but unpaid interest receivable, realization of which is dependent upon appreciation of the property which collateralizes the receivable. The net interest revenue is recognized when collectibility is assured.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of the note receivable approximates its fair value.

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

Note B - Note Receivable

The note receivable consists of the following (in thousands):

                                               December 31,
                                                   2003

   Note receivable                                 $ 413
   Accrued interest receivable                         576
                                                       989
   Provision for uncollectibles
     (including approximately $576,000
     Of deferred interest revenue)                    (989)
                                                   $ --

The Partnership holds a note receivable (the "Catawba Club Note"), which matured November 1, 1997. At December 31, 2003, the principal of the note was approximately $413,000 with approximately $576,000 of related accrued interest. The note and related accrued interest are fully reserved. This promissory note bears interest at 12.5%, is unsecured by an unrelated partnership and is subordinated to the underlying mortgage of the respective partnership. Payments on the note are restricted to excess cash flow after payment of the first mortgage. No payments on the note were received during the years ended December 31, 2003 and 2002.

During the year ended December 31, 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. The note was in default at December 31, 2003. The Partnership has obtained a default judgment with respect to the Catawba Club Note. The Corporate General Partner is currently evaluating its options to collect upon this judgment.

During the year ended December 31, 2003, the Partnership received full repayment of the Quail Run note receivable. This payment occurred as a result of the refinancing that occurred at Quail Run in November 2002. Of the payment received, approximately $454,000 and $289,000 was attributable to the note receivable and accrued interest, respectively. This payment satisfied in full the obligation related to this note.

During the year ended December 31, 2002, the Partnership forgave the remaining debt of approximately $635,000 on the Highridge note. Highridge Associates sold all of its investment properties during 2001 and was unable to fully repay its debt to the Partnership.

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for federal income tax purposes. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported net
(loss) income and Federal taxable income (loss) (in thousands):

                                            2003         2002

   Net (loss) income as reported            $  (60)      $  648
   Add (deduct):
      Accrued expenses                          --           (3)
      Recovery of bad debt                     730         (730)
      Other                                   (447)        (241)

      Federal taxable income (loss)        $   223      $  (326)

   Federal taxable income (loss) per
      limited partnership unit             $ 17.75      $(26.36)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported                       $ 60
Allowance for doubtful accounts                413
Other                                           33
Net assets - Federal tax basis              $ 506

Note D - Transactions with Affiliated Parties

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $28,000 and $43,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note E"). During 2002, an affiliate of the Corporate General Partner determined that the Partnership should be charged for reimbursements of accountable administrative expenses for the year ended December 31, 2001. Approximately $21,000 for 2001 has been included in the operating results for the year ended December 31, 2002. As of December 31, 2003, the Partnership owed approximately $11,000 of accrued accountable administrative expenses to an affiliate of the Corporate General Partner. Subsequent to December 31, 2003, the Partnership paid $4,000 of this liability.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units (the "Units") in the Partnership representing 32.74% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note E - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the Corporate General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the Corporate General Partner of approximately $7,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the Corporate General Partner for the year ended December 31, 2003 were approximately $28,000, compared to the estimated management reimbursements of approximately $16,000 to the Corporate General Partner for the nine months ended September 30, 2003.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

The principal director and officer of the Corporate General Partner are:

Martha L. Long                   44   Director and Senior Vice President
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                     Officer

Martha L. Long has been a Director and Senior Vice President of the Corporate General Partner since February 2004. Ms. Long has been with AIMCO since
October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Corporate General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

One or more of the above persons are also officers and/or directors of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, the above person is also an officer of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The director and officer of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such director and officer that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

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

Item 10.    Executive Compensation

Neither the director nor officers of the Corporate General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or group is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership, as of December 31, 2003.

       Entity                                Number of Units       Percentage
       AIMCO Properties L.P.
         (an affiliate of AIMCO)                4,059.01             32.74%

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

No officer or director of the Corporate General Partner of the Partnership owns, nor do the officers or directors as a group own, any of the Partnership's interests as of December 31, 2003. No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership or interests of the Partnership.

Item 12.    Certain Relationships and Related Transactions

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $28,000 and $43,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note E"). During 2002, an affiliate of the Corporate General Partner determined that the Partnership should be charged for reimbursements of accountable administrative expenses for the year ended December 31, 2001. Approximately $21,000 for 2001 has been included in the operating results for the year ended December 31, 2002. As of December 31, 2003, the Partnership owed approximately $11,000 of accrued accountable administrative expenses to an affiliate of the Corporate General Partner. Subsequent to December 31, 2003, the Partnership paid $4,000 of this liability.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units (the "Units") in the Partnership representing 32.74% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed in the fourth quarter of 2003:

            None.

Item 14.    Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $31,000 and $30,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $3,000, respectively.

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


                                    JACQUES-MILLER INCOME FUND L.P.-II


                                    By:   Jacques-Miller, Inc.
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    Date: March 26, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Martha L. Long             Director and Senior Vice      Date: March 26, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President         Date: March 26, 2004
Thomas M. Herzog              and Chief Accounting Officer

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

Exhibit 31.1
                                  CERTIFICATION

I, Martha L. Long, certify that:


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

Date: March 26, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of Jacques-Miller,
                                    Inc., equivalent of the chief executive
                                    officer of the Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Thomas M. Herzog, certify that:


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

Date: March 26, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of Jacques-Miller,
                                    Inc., equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Jacques Miller Income Fund, L.P. II (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 26, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 26, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.