Form 10QSB
period 2004-03-31
JACQUES MILLER INCOME FUND LP II
filed 2004-05-14
CIK 774655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      JACQUES-MILLER INCOME FUND, L.P. - II

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004

Assets
   Cash and cash equivalents                                                 $ 59
   Note receivable from affiliated party (net of
     allowance of approximately $1,002) (Note B)                                --
                                                                             $ 59
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Other liabilities                                                         $ 14

Partners' (Deficiency) Capital
   General partner                                            $ (114)
   Limited partners (12,400 units issued and
     outstanding)                                                159            45
                                                                             $ 59


                See Accompanying Notes to Financial Statements


                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                    Three Months Ended
                                                        March 31,
                                                    2004          2003
Revenues:
   Interest income                                  $ --          $ 13

Expenses:
   General and administrative                          15            15

Net loss                                           $ (15)         $ (2)

Net loss allocated to
   general partner (1%)                             $ --           $ --

Net loss allocated to
   limited partners (99%)                             (15)           (2)

                                                   $ (15)         $ (2)

Net loss per limited
   partnership unit                                $(1.21)       $(0.16)


                See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' (deficiency) capital
   at December 31, 2003               12,400      $ (114)      $ 174        $ 60

Net loss for the three months
   ended March 31, 2004                   --          --         (15)         (15)

Partners' (deficiency) capital
   at March 31, 2004                  12,400      $ (114)      $ 159        $ 45



                See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2004         2003
Cash flows from operating activities:
  Net loss                                                       $ (15)       $ (2)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Change in accounts:
      Note receivable from affiliated party                          --         730
      Due to affiliates                                             (11)         --
      Other liabilities                                               7           8

       Net cash (used in) provided by operating activities          (19)        736

Net (decrease) increase in cash and cash equivalents                (19)        736

Cash and cash equivalents at beginning of period                     78          15

Cash and cash equivalents at end of period                        $ 59        $ 751

                See Accompanying Notes to Financial Statements


                      JACQUES-MILLER INCOME FUND, L.P. - II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Jacques-Miller Income Fund, L.P. - II ("Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc. (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Corporate General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Note Receivable from Affiliated Party

Note receivable consists of the following (in thousands):

                                            March 31,
                                              2004
Note receivable                               $ 413
Accrued interest receivable                      589
                                               1,002
Provision for uncollectible note
  receivable (including
  approximately $589 of
  deferred interest revenue)                  (1,002)
                                              $ --

The Partnership holds a note receivable (the "Catawba Club Note") at March 31, 2004, totaling approximately $413,000 with approximately $589,000 of related accrued interest, which matured November 1, 1997, and is fully reserved. This promissory note bears interest at 12.5%, and is unsecured by the unrelated partnership and is subordinated to the underlying mortgage of the unrelated partnership. Payments on the note are restricted to excess cash flow after payment on the first mortgage. No payments on the note were received during the three months ended March 31, 2004 and 2003, respectively.

During the year ended December 31, 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. The note was in default at March 31, 2004. The Partnership has obtained a default judgment with respect to the Catawba Club Note. The Corporate General Partner is currently evaluating its options to collect upon this judgment.

During the three months ended March 31, 2003, the Partnership received full repayment of the Quail Run note receivable. This payment occurred as a result of the refinancing that occurred at Quail Run in November 2002. Of the payment received, approximately $454,000 and $289,000 was attributable to the note receivable and accrued interest, respectively. This payment satisfied in full the obligation related to the note.

Note C - Transactions with Affiliated Parties

Other than the note receivable previously disclosed, the Partnership had the following transactions:

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $7,000 and $5,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses.

Note D - Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving itself that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Partnership's financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 was approximately $15,000 compared to a net loss of approximately $2,000 for the three months ended March 31, 2003. The increase in net loss is attributable to a decrease in total revenues. The decrease in total revenues is attributable to three months of interest income recognized on the Quail Run note receivable during the three months ended March 31, 2003. The Partnership currently holds a note from an unrelated partnership, which requires payments from excess cash flow after payments of the mortgage of the unrelated partnership (see discussion below).

Liquidity and Capital Resources

At March 31, 2004, the Partnership held cash and cash equivalents of approximately $59,000 compared to approximately $751,000 at March 31, 2003. Cash and cash equivalents decreased approximately $19,000 from December 31, 2003. The decrease is due to cash used in operating activities. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership holds a note receivable (the "Catawba Club Note") at March 31, 2004, totaling approximately $413,000 with approximately $589,000 of related accrued interest, which matured November 1, 1997, and is fully reserved. During the year ended December 31, 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. The note was in default at March 31, 2004. The Partnership has obtained a default judgment with respect to the note. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on the note are restricted to excess cash flow after payment on the first mortgage. No payments on the note were received during the three months ended March 31, 2004 and 2003, respectively.

During the three months ended March 31, 2003, the Partnership received full repayment of the Quail Run note receivable. This payment occurred as a result of the refinancing that occurred at Quail Run in November 2002. Of the payment received, approximately $454,000 and $289,000 was attributable to the note receivable and accrued interest, respectively. This payment satisfied in full the obligation related to the note.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from the collection of notes receivable and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from collection of the remaining note receivable to permit distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units (the "Units") in the Partnership representing 32.73% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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


Date: May 13, 2004

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

Date: May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Jacques Miller Income Fund, L.P. II (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


 This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.