Form 10QSB
period 2004-06-30
JACQUES MILLER INCOME FUND LP II
filed 2004-08-13
CIK 774655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                      JACQUES-MILLER INCOME FUND, L.P. - II

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004



Assets
   Cash and cash equivalents                                                 $ 49
   Note receivable from affiliated party (net of
     allowance of approximately $1,015) (Note B)                                --
                                                                             $ 49
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Other liabilities                                                         $ 20

Partners' (Deficiency) Capital
   General partner                                            $ (114)
   Limited partners (12,400 units issued and
     outstanding)                                                143            29
                                                                             $ 49

                See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                          Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                           2004         2003        2004        2003
Revenues:
   Interest income                         $ --         $ --        $ --        $ 13

Expenses:
   General and administrative                 16           14          31          29

Net loss                                  $ (16)       $ (14)       $ (31)      $ (16)

Net loss allocated to general
   partner (1%)                            $ --         $ --        $ --        $ --

Net loss allocated to limited
   partners (99%)                            (16)         (14)        (31)        (16)

                                          $ (16)       $ (14)       $ (31)      $ (16)

Net loss per limited partnership
   unit                                   $(1.29)      $(1.13)     $(2.50)     $(1.29)

Distributions per limited
   partnership unit                        $ --        $49.35       $ --       $49.35


                See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' (deficiency) capital
   at December 31, 2003               12,400      $ (114)      $ 174        $ 60

Net loss for the six months
   ended June 30, 2004                    --          --         (31)         (31)

Partners' (deficiency) capital
   at June 30, 2004                   12,400      $ (114)      $ 143        $ 29


                See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                   2004        2003
Cash flows from operating activities:
  Net loss                                                       $ (31)      $ (16)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Change in accounts:
      Other assets                                                   --         730
      Other liabilities                                              11          13
      Due to affiliates                                              (9)         --
       Net cash (used in) provided by operating activities          (29)        727

Cash flow used in financing activity:
  Distribution to partners                                           --        (618)

Net (decrease) increase in cash and cash equivalents                (29)        109

Cash and cash equivalents at beginning of period                     78          15

Cash and cash equivalents at end of period                        $ 49        $ 124


                See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
Note A - Basis of Presentation

The accompanying unaudited financial statements of Jacques-Miller Income Fund, L.P. - II ("Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc. (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2003. The Corporate General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Note Receivable from Affiliated Party

Note receivable consists of the following (in thousands):

                                            June 30,
                                              2004

Note receivable                               $ 413
Accrued interest receivable                      602
                                               1,015
Provision for uncollectible note
  receivable (including
  approximately $602 of
  deferred interest revenue)                  (1,015)
                                              $ --

The Partnership holds a note receivable (the "Catawba Club Note") at June 30, 2004, totaling approximately $413,000 with approximately $602,000 of related accrued interest, which matured November 1, 1997, and is fully reserved. This promissory note bears interest at 12.5%, and is unsecured by the unrelated partnership and is subordinated to the underlying mortgage of the unrelated partnership. Payments on the note are restricted to excess cash flow after payment on the first mortgage. No payments on the note were received during the six months ended June 30, 2004 and 2003, respectively.

During the year ended December 31, 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. The note was in default at June 30, 2004. The Partnership has obtained a default judgment with respect to the Catawba Club Note. The Corporate General Partner is currently evaluating its options to collect upon this judgment.

During the six months ended March 31, 2003, the Partnership received full repayment of the Quail Run note receivable. This payment occurred as a result of the refinancing that occurred at Quail Run in November 2002. Of the payment received, approximately $454,000 and $289,000 was attributable to the note receivable and accrued interest, respectively. This payment satisfied in full the obligation related to the note.

Note C - Transactions with Affiliated Parties

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $13,000 and $11,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

Note D - Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving itself that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $16,000 and $31,000 compared to a net loss of approximately $14,000 and $16,000 for the three and six months ended June 30, 2003, respectively. The increase in net loss for the six month period is attributable to a decrease in total revenues. The decrease in total revenues is attributable to interest income recognized on the Quail Run note receivable during the six months ended June 30, 2003. The Partnership currently holds a note from an unrelated partnership, which requires payments from excess cash flow after payments of the mortgage of the unrelated partnership (see discussion below).

Liquidity and Capital Resources

At June 30, 2004, the Partnership held cash and cash equivalents of approximately $49,000 compared to approximately $124,000 at June 30, 2003. Cash and cash equivalents decreased approximately $29,000 from December 31, 2003. The decrease is due to cash used in operating activities. The Partnership invests its working capital reserves in interest bearing accounts.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

The Partnership holds a note receivable (the "Catawba Club Note") at June 30, 2004, totaling approximately $413,000 with approximately $602,000 of related accrued interest, which matured November 1, 1997, and is fully reserved. During the year ended December 31, 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. The note was in default at June 30, 2004. The Partnership has obtained a default judgment with respect to the note. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on the note are restricted to excess cash flow after payment on the first mortgage. No payments on the note were received during the six months ended June 30, 2004 and 2003, respectively.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units (the "Units") in the Partnership representing 32.73% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               See Exhibit Index.

            b) Reports on Form 8-K:

               None filed during the quarter ended June 30, 2004.

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



                                    JACQUES-MILLER INCOME FUND, L.P. - II


                                    By:   Jacques-Miller, Inc
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 13, 2004

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


I, Stephen B. Waters, certify that:


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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Jacques-Miller,
                                    Inc., equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Jacques Miller Income Fund, L.P. II (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


 This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.