Form 10QSB
period 2004-09-30
JACQUES MILLER INCOME FUND LP II
filed 2004-11-12
CIK 774655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                      JACQUES-MILLER INCOME FUND, L.P. - II

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 46
   Note receivable (net of allowance of approximately
     $1,028) (Note B)                                                           --
                                                                             $ 46
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Other liabilities                                                         $ 17
   Due to affiliates (Note C)                                                   10

Partners' (Deficiency) Capital
   General partner                                            $ (114)
   Limited partners (12,400 units issued and
     outstanding)                                                133            19
                                                                             $ 46

                See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                      Three Months Ended          Nine Months Ended
                                        September 30,               September 30,
                                      2004          2003          2004          2003
Revenues:
   Interest income                    $ --          $ --          $ --          $ 13

Expenses:
   General and administrative            10            19            41            48

Net loss                              $ (10)       $ (19)        $ (41)        $ (35)

Net loss allocated to
   general partner (1%)               $ --          $ --          $ --          $ --

Net loss allocated to
   limited partners (99%)               (10)          (19)          (41)          (35)

                                      $ (10)       $ (19)        $ (41)        $ (35)

Net loss per limited
   partnership unit                  $ (.81)       $(1.53)       $(3.31)       $(2.82)

Distributions per limited
   partnership unit                   $ --          $ --          $ --         $49.35

                See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' (deficiency) capital
   at December 31, 2003               12,400      $ (114)      $ 174        $ 60

Net loss for the nine months
   ended September 30, 2004               --          --         (41)         (41)

Partners' (deficiency) capital
   at September 30, 2004              12,400      $ (114)      $ 133        $ 19


                        See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)




                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2004      2003
Cash flows from operating activities:
  Net loss                                                       $ (41)      $ (35)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Change in accounts:
      Due to affiliates                                              (1)          5
      Other assets                                                   --         730
      Other liabilities                                              10          22

       Net cash (used in) provided by operating activities          (32)        722

Cash flow used in financing activity:
  Distribution to partners                                           --        (618)

Net (decrease) increase in cash and cash equivalents                (32)        104

Cash and cash equivalents at beginning of period                     78          15

Cash and cash equivalents at end of period                        $ 46        $ 119


                See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
Note A - Basis of Presentation

The accompanying unaudited financial statements of Jacques-Miller Income Fund, L.P. - II ("Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc. (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2003. The Corporate General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Note Receivable

Note receivable consists of the following (in thousands):

                                          September 30,
                                              2004

Note receivable                               $ 413
Accrued interest receivable                      615
                                               1,028
Provision for uncollectible note
  receivable (including
  approximately $615 of
  deferred interest revenue)                  (1,028)
                                              $ --

The Partnership holds a note receivable (the "Catawba Club Note") at September 30, 2004, totaling approximately $413,000 with approximately $615,000 of related accrued interest, which matured November 1, 1997, and is fully reserved. This promissory note bears interest at 12.5%, and is unsecured by the unrelated partnership and is subordinated to the underlying mortgage of the unrelated partnership. Payments on the note are restricted to excess cash flow after payment on the first mortgage. No payments on the note were received during the nine months ended September 30, 2004 and 2003, respectively.

During the year ended December 31, 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. The note was in default at September 30, 2004. The Partnership has obtained a default judgment with respect to the Catawba Club Note. The Corporate General Partner is currently evaluating its options to collect upon this judgment.

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

Note C - Transactions with Affiliated Parties

An affiliate of the Corporate General Partner charged reimbursements of accountable administrative expenses amounting to approximately $21,000 and $16,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses. At September 30, 2004, the Partnership owed approximately $10,000 in reimbursements.

Note D - Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving itself that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $10,000 and $41,000 compared to a net loss of approximately $19,000 and $35,000 for the three and nine months ended September 30, 2003, respectively. The decrease in net loss for the three month period is due to a decrease in total expenses. The increase in net loss for the nine month period is attributable to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in total revenues is attributable to interest income recognized on the Quail Run note receivable during the nine months ended September 30, 2003. The decrease in total expenses for both periods is due to a decrease in the expected costs of the annual audit. The Partnership currently holds a note from an unrelated partnership, which requires payments from excess cash flow after payments on the mortgage of the unrelated partnership (see discussion below).

Liquidity and Capital Resources

At September 30, 2004, the Partnership held cash and cash equivalents of approximately $46,000 compared to approximately $119,000 at September 30, 2003. Cash and cash equivalents decreased approximately $32,000 from December 31, 2003. The decrease is due to cash used in operating activities. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership holds a note receivable (the "Catawba Club Note") at September 30, 2004, totaling approximately $413,000 with approximately $615,000 of related accrued interest, which matured November 1, 1997, and is fully reserved. During the year ended December 31, 2000, the first and second mortgages encumbering Catawba Club were replaced with a new first mortgage. However, after payment of transaction costs and establishing a repair escrow, as required by the lender, there were no proceeds available for a payment on the Catawba Club Note. The note was in default at September 30, 2004. The Partnership has obtained a default judgment with respect to the note. The Corporate General Partner is currently evaluating its options to collect upon this judgment. Payments on the note are restricted to excess cash flow after payment on the first mortgage. No payments on the note were received during the nine months ended September 30, 2004 and 2003, respectively.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2004             Unit             2003             Unit

Note
Repayments (1)           $  --          $   --           $  618          $ 49.35

(1) Proceeds from note repayments from Quail Run during 2003.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units (the "Units") in the Partnership representing 32.73% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

            See Exhibit Index Attached.

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


                                    Date: November 12, 2004

                                  EXHIBIT INDEX



Exhibit

 3 Partnership Agreement is incorporated by reference to Exhibit A of the Prospectus contained in the Registrant's Registration Statement (2-99745) as filed with the Commission pursuant to Rule 424(b) under the Act.

 4                Form of Certificate  representing interests in the Registrant.
                  (Exhibit 4 to Registration Statement on Form S-ii dated October 16, 1985, Registration Number 2-99745 is incorporated herein by reference).

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


Date: November 12, 2004

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

Date: November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Jacques-Miller,
                                    Inc., equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Jacques Miller Income Fund, L.P. II (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


 This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.