Form 10KSB
period 2004-12-31
JACQUES MILLER INCOME FUND LP II
filed 2005-03-23
CIK 774655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  None

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The Partnership did not submit any matter to a vote of its unit holders through solicitation of proxies or otherwise during the quarter ended December 31, 2004.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

There is no established market for the Units and it is not anticipated that any will develop in the foreseeable future. As of December 31, 2004, there were 890 holders of record owning an aggregate of 12,400 Units. Affiliates of the Corporate General Partner owned 4,059.01 Units or 32.73% at December 31, 2004.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the Corporate General Partner must consent to any transfer.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 2003 and 2004.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/03 - 12/31/03                $618 (1)            $ 49.35
       01/01/04 - 12/31/04                  --                     --

(1) Consists of approximately $618,000 of cash from note repayments. The note repayments were from full satisfaction of the note receivable from Quail Run of approximately $454,000 of principal and approximately $289,000 of interest received during 2003.

Future cash distributions will depend on the levels of net cash generated from the collection of the note receivable and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from collection of the note receivable to permit distributions to its partners in the year 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units (the "Units") in the Partnership representing 32.73% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $44,000 compared to net loss of approximately $60,000 for the year ended December 31, 2003. The decrease in net loss for the year ended December 31, 2004 is due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total revenues is due to interest income recognized on the Quail Run note receivable in 2003. The decrease in total expenses is due to a decrease in the cost of the annual audit and a decrease in the costs of management reimbursements to the Corporate General Partner. The Partnership currently holds a note from an unrelated partnership, which requires payments from excess cash flow after payments on the mortgage of the unrelated partnership (see discussion below).

Liquidity and Capital Resources

At December 31, 2004, the Partnership held cash and cash equivalents of approximately $22,000 compared to approximately $78,000 at December 31, 2003. The decrease in cash and cash equivalents of approximately $56,000 is due to approximately $56,000 of cash used in operating activities. The Partnership invests its working capital reserves in interest bearing accounts.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

The Partnership holds a note receivable (the "Catawba Club Note"), which matured November 1, 1997. The note was in default at December 31, 2004 and the Partnership has obtained a default judgment with respect to the Catawba Club Note. The Corporate General Partner is currently evaluating its options to collect upon this judgment. At December 31, 2004, the principal of the note was approximately $413,000 with approximately $628,000 of related accrued interest. The note and related accrued interest are fully reserved. This promissory note bears interest at 12.5%, is unsecured by an unrelated partnership and is subordinated to the underlying mortgage of the respective partnership. Payments on the note are restricted to excess cash flow after payment of the first mortgage. No payments on the note were received during the years ended December 31, 2004 and 2003, respectively.

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

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands except per unit data):

                    Twelve Months         Per         Twelve Months         Per
                        Ended           Limited           Ended           Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit
Note
Repayments (1)         $  --            $   --           $ 618            $49.35

(1) From note repayments received from Quail Run during 2003.

Future cash distributions will depend on the levels of net cash generated from the collection of the note receivable and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from collection of the note receivable to permit distributions to its partners in the year 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units (the "Units") in the Partnership representing 32.73% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Financial Statements

JACQUES-MILLER INCOME FUND L.P.-II

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Jacques-Miller Income Fund L.P.-II

We have audited the  accompanying  balance sheet of  Jacques-Miller  Income Fund
L.P.-II as of December 31, 2004, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacques-Miller Income Fund L.P.-II at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.



                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 10, 2005

                       JACQUES-MILLER INCOME FUND L.P.-II

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
   Cash and cash equivalents                                                 $ 22
   Due from affiliate (Note D)                                                    6
   Note receivable (net of allowance of
        approximately $1,041) (Note B)                                           --
                                                                             $ 28
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Other liabilities                                                         $ 12

Partners (Deficiency) Capital
   General partner                                            $ (114)
   Limited partners (12,400 units issued and
      outstanding)                                               130             16
                                                                             $ 28

              See Accompanying Notes to Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                              2004         2003
Revenues:
   Interest income                                            $ --         $ 13
Expenses:
   General and administrative                                     44           73

Net loss (Note C)                                             $ (44)       $ (60)

Net loss allocated to general partner (1%)                    $ --         $ (1)
Net loss allocated to limited partners (99%)                     (44)         (59)

                                                              $ (44)       $ (60)

Net loss per limited partnership unit                        $ (3.55)     $ (4.76)

Distributions per limited partnership unit                    $ --        $ 49.35

              See Accompanying Notes to Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

           STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)




                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Partners' (deficiency) capital at
  December 31, 2002                       12,400       $ (107)     $ 845      $ 738

Distribution to partners                      --           (6)       (612)      (618)

Net loss for the year ended
  December 31, 2003                           --           (1)        (59)       (60)

Partners' (deficiency) capital at
  December 31, 2003                       12,400         (114)        174         60

Net loss for the year
  ended December 31, 2004                     --           --         (44)       (44)

Partners' (deficiency) capital at
  December 31, 2004                       12,400       $ (114)     $ 130       $ 16

              See Accompanying Notes to Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     Years Ended
                                                                    December 31,
                                                                    2004     2003
Cash flows from operating activities:
  Net loss                                                       $ (44)       $ (60)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Change in accounts:
      Due from/to affiliates                                        (17)          11
      Note receivable from affiliated party                          --          730
      Other liabilities                                               5          --

       Net cash (used in) provided by operating activities          (56)         681

Cash used in financing activity:
  Distribution to partners                                           --         (618)

Net (decrease) increase in cash and cash equivalents                (56)          63

Cash and cash equivalents at beginning of year                       78           15

Cash and cash equivalents at end of year                          $ 22        $ 78

              See Accompanying Notes to Financial Statements

                       JACQUES-MILLER INCOME FUND L.P.-II

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004

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

Allocations to Partners: Net loss of the Partnership and taxable loss are allocated 99% to the limited partners and 1% to the Corporate General Partner. Distributions of available cash, as defined by the partnership agreement, are allocated among the limited partners and the Corporate General Partner in accordance with the agreement of limited partnership.

Cash and Cash Equivalents: Cash and cash equivalents include cash in banks and interest bearing accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $22,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Note B - Note Receivable

The note receivable consists of the following (in thousands):

                                               December 31,
                                                   2004

   Note receivable                                 $ 413
   Accrued interest receivable                       628
                                                   1,041
   Provision for uncollectibles
     (including approximately $628
     of deferred interest revenue)                (1,041)
                                                   $ --

The Partnership holds a note receivable (the "Catawba Club Note"), which matured November 1, 1997. The note was in default at December 31, 2004. The Partnership has obtained a default judgment with respect to the Catawba Club Note and the Corporate General Partner is currently evaluating its options to collect upon this judgment. At December 31, 2004, the principal of the note was approximately $413,000 with approximately $628,000 of related accrued interest. The note and related accrued interest are fully reserved. This promissory note bears interest at 12.5%, is unsecured by an unrelated partnership and is subordinated to the underlying mortgage of the respective partnership. Payments on the note are restricted to excess cash flow after payment of the first mortgage. No payments on the note were received during the years ended December 31, 2004 and 2003.

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

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for federal income tax purposes. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. The following is a reconciliation of reported net loss and Federal taxable (loss) income (in thousands):

                                            2004         2003

   Net loss as reported                     $  (44)      $  (60)
   Add (deduct):
      Accrued expenses                         (14)          --
      Recovery of bad debt                      --          730
      Other                                    (16)        (447)

      Federal taxable (loss) income         $  (74)     $   223

   Federal taxable (loss) income per
      limited partnership unit              $(5.96)     $ 17.75

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported                       $ 16
Allowance for doubtful accounts                413
Other                                            3
Net assets - Federal tax basis              $ 432

Note D - Transactions with Affiliated Parties

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $20,000 and $28,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. For the years ended December 31, 2004 and 2003, the first three quarters were based on estimated amounts and in the fourth quarter of both years, the reimbursement of accountable administrative expenses were adjusted based on actual costs (see "Note E"). As of December 31, 2004, an affiliate of the Corporate General Partner owed the Partnership approximately $6,000 for overpayment of accountable administrative expenses.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units (the "Units") in the Partnership representing 32.73% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the Corporate General Partner. For the first three quarters of both 2004 and 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarters of 2004 and 2003, the Partnership recorded adjustments to management reimbursements to the Corporate General Partner of approximately $9,000 and $7,000, respectively, due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the Corporate General Partner for the year ended December 31, 2004 were approximately $20,000, compared to the estimated management reimbursements of approximately $29,000. The actual management reimbursements to the Corporate General Partner for the year ended December 31, 2003 were approximately $28,000, compared to the estimated management reimbursements of approximately $21,000. The adjustment to management reimbursements was included in general and administrative expenses.

Note F - Contingencies

The Partnership is unaware of any pending or outstanding litigation matters that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8B.    Other Information

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

The principal director and officer of the Corporate General Partner are:

Martha L. Long                   45   Director and Senior Vice President
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                        Officer
Stephen B. Waters                43   Vice President

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

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

As the Corporate General Partner, Jacques-Miller itself remains liable for the recourse obligations of the Partnership to the extent that the Partnership's cash flow and assets become insufficient to meet the Partnership's obligations, and could be required to make payments on behalf of the Partnership in such events.

As the Corporate General Partner, Jacques-Miller receives a residual interest in the proceeds of the disposition of Partnership's assets, typically computed as a percentage of net proceeds from the sale or refinancings of partnership assets and subordinated to the recovery by the limited partners of their investments plus a specified cumulative annual return. Jacques-Miller effectively sold all of its residual interest to BHP in connection with this transaction.

Item 10.    Executive Compensation

Neither the director nor officers of the Corporate General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or group is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership, as of December 31, 2004.

       Entity                                Number of Units       Percentage
       AIMCO Properties L.P.
         (an affiliate of AIMCO)                4,059.01             32.73%

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

No officer or director of the Corporate General Partner of the Partnership owns, nor do the officers or directors as a group own, any of the Partnership's interests as of December 31, 2004. No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership or interests of the Partnership.

Item 12.    Certain Relationships and Related Transactions

An affiliate of the Corporate General Partner received reimbursements of accountable administrative expenses amounting to approximately $20,000 and $28,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. For the years ended December 31, 2004 and 2003, the first three quarters were based on estimated amounts and in the fourth quarter of both years, the reimbursement of accountable administrative expenses were adjusted based on actual costs. As of December 31, 2004, an affiliate of the Corporate General Partner owed the Partnership approximately $6,000 for overpayment of accountable administrative expenses.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 4,059.01 limited partnership units (the "Units") in the Partnership representing 32.73% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $20,000 and $31,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $2,000 and $3,000 for 2004 and 2003, respectively.

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


                                    JACQUES-MILLER INCOME FUND L.P.-II


                                    By:   Jacques-Miller, Inc.
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 23, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Martha L. Long             Director and Senior Vice      Date: March 23, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 23, 2005
Stephen B. Waters

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

Date: March 23, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of Jacques-Miller,
                                    Inc., equivalent of the chief executive
                                    officer of the Partnership

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

Date: March 23, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Jacques-Miller,
                                    Inc., equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Jacques Miller Income Fund, L.P. II (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 23, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 23, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.