Form 10QSB
period 2005-09-30
JACQUES MILLER INCOME FUND LP II
filed 2005-11-14
CIK 774655

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No _X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                      JACQUES-MILLER INCOME FUND, L.P. - II

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                $ 8
   Note receivable (net of allowance of approximately
     $1,080) (Note B)                                                        --
                                                                            $ 8
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Other liabilities                                                       $ 12

Partners' (Deficiency) Capital
   General partner                                            $ (114)
   Limited partners (12,400 units issued and
     outstanding)                                                110         (4)
                                                                            $ 8

                See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                      Three Months Ended          Nine Months Ended
                                        September 30,               September 30,
                                      2005          2004          2005          2004
Revenues:
                                      $ --          $ --          $ --          $ --

Expenses:
   General and administrative             7            10            20            41

Net loss                              $ (7)        $ (10)        $ (20)        $ (41)

Net loss allocated to
   general partner (1%)               $ --          $ --          $ --          $ --

Net loss allocated to
   limited partners (99%)                (7)          (10)          (20)          (41)

                                      $ (7)        $ (10)        $ (20)        $ (41)

Net loss per limited
   partnership unit                  $ (.56)       $ (.81)       $(1.61)       $(3.31)

                See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Partners' (deficiency) capital
   at December 31, 2004               12,400      $ (114)      $ 130       $   16

Net loss for the nine months
   ended September 30, 2005               --          --         (20)         (20)

Partners' (deficiency) capital
   at September 30, 2005              12,400      $ (114)      $ 110       $   (4)

                See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2005       2004
Cash flows from operating activities:
  Net loss                                                       $ (20)      $ (41)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Change in accounts:
      Due from/to affiliates                                          6          (1)
      Other liabilities                                              --          10

       Net cash used in operating activities                        (14)        (32)

Net decrease in cash and cash equivalents                           (14)        (32)

Cash and cash equivalents at beginning of period                     22          78

Cash and cash equivalents at end of period                        $ 8         $ 46


                See Accompanying Notes to Financial Statements

                      JACQUES-MILLER INCOME FUND, L.P. - II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Jacques-Miller Income Fund, L.P. - II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Jacques-Miller, Inc. (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2004. The Corporate General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Note Receivable

Note receivable consists of the following (in thousands):

                                          September 30,
                                              2005

Note receivable                               $ 413
Accrued interest receivable                      667
                                               1,080
Provision for uncollectible note
  receivable (including
  approximately $667 of
  deferred interest revenue)                  (1,080)
                                              $ --

The Partnership holds a note receivable (the "Catawba Club Note" or the "Note") at September 30, 2005, totaling approximately $413,000 with approximately $667,000 of related accrued interest, which matured November 1, 1997, and is fully reserved. The Note was in default at September 30, 2005. The Partnership has obtained a default judgment with respect to the Catawba Club Note and the Corporate General Partner is currently evaluating its options to collect upon this judgment. The Note bears interest at 12.5%, and is unsecured by an unrelated partnership and is subordinated to the underlying mortgage of the respective partnership. Payments on the Catawba Club Note are restricted to excess cash flow after payment on the first mortgage. No payments on the Note were received during the nine months ended September 30, 2005 and 2004.

Note C - Transactions with Affiliated Parties

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $21,000 for the nine months ended September 30, 2004, which is included in general and administrative expenses. There were no such expenses incurred for the nine months ended September 30, 2005.

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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2005 was approximately $7,000 and $20,000 compared to net loss of approximately $10,000 and $41,000 for the three and nine months ended September 30, 2004, respectively. The decrease in net loss for the three and nine months is attributable to a decrease in general and administrative expenses which is due to decreases in reimbursement of accountable administrative expenses. The Partnership currently holds a note from an unrelated partnership, which requires payments from excess cash flow after payments of the mortgage of the unrelated partnership (see discussion below).

Liquidity and Capital Resources

At September 30, 2005, the Partnership held cash and cash equivalents of approximately $8,000 compared to approximately $46,000 at September 30, 2004. Cash and cash equivalents decreased approximately $14,000 from December 31, 2004. The decrease is due to cash used in operating activities. The Partnership invests its working capital reserves in interest bearing accounts.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

The Partnership holds a note receivable (the "Catawba Club Note" or the "Note") at September 30, 2005, totaling approximately $413,000 with approximately $667,000 of related accrued interest, which matured November 1, 1997, and is fully reserved. The Note was in default at September 30, 2005. The Partnership has obtained a default judgment with respect to the Catawba Club Note and the Corporate General Partner is currently evaluating its options to collect upon this judgment. The Note bears interest at 12.5%, and is unsecured by an unrelated partnership and is subordinated to the underlying mortgage of the respective partnership. Payments on the Catawba Club Note are restricted to excess cash flow after payment on the first mortgage. No payments on the Note were received during the nine months ended September 30, 2005 and 2004.

The Partnership made no distributions during the nine months ended September 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from the collection of the note receivable and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from collection of the note receivable to permit distributions to its partners during the remainder of 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 4,059.10 limited partnership units (the "Units") in the Partnership representing 32.73% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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



                                    JACQUES-MILLER INCOME FUND, L.P. - II


                                    By:   Jacques-Miller, Inc
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: November 14, 2005

                      JACQUES - MILLER INCOME FUND, L.P. II

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


Date: November 14, 2005

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

Date: November 14, 2005

                                      /s/Stephen B. Waters
                                      Stephen B. Waters
                                      Vice President of Jacques-Miller, Inc.,
                                      equivalent of the chief financial
                                      officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Jacques Miller Income Fund, L.P. II (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


 This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.